Form 10-Q
period 2002-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2002-11-25
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1414604 (I.R.S. Employer Identification No.)
1100 Louisiana Suite 3300 Houston, TX 77002 (Address of principal executive offices and zip code)
(713) 650-8900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The Registrant had 9,000,000 limited voting shares outstanding as at November 22, 2002.

        This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the beliefs of Enbridge Energy Management, L.L.C. ("EEM") as well as assumptions made by and information currently available to EEM. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect EEM's current views with respect to future events and are subject to various risks, uncertainties and assumptions.

        Because substantially all of EEM's assets will consist of limited partner interests, known as i-units, in Enbridge Energy Partners, L.P. ("EEP"), these risks, uncertainties and assumptions largely relate to EEP's business and include:

  •
  EEP's dependence upon adequate supplies of and demand for crude oil, natural gas, natural gas liquids ("NGLs") and other products transported on its pipelines and treated and processed at its facilities, including western Canadian crude oil, as declines in the availability of such products may reduce utilization of capacity on EEP's systems,

  •
  the price of crude oil, natural gas, NGLs and other products transported and the willingness of shippers to ship these products,

  •
  changes in EEP's tariff rates or challenges to its tariff rates, which could have a material adverse effect on EEP's financial condition and results of operations,

  •
  competition, in particular by other pipeline systems, which may cause EEP to lower its prices or may reduce the volumes transported on EEP's pipeline systems, thus, reducing EEP's revenues,

  •
  commodity price volatility and risks associated with its hedging activities, which may adversely affect EEP's financial condition and results of operations,

  •
  compliance with environmental and operational safety regulations, including any remediation of soil or water pollution or hydrostatic testing of its pipeline systems, which may increase EEP's costs and reduce its revenues,

  •
  failure of pipeline operations due to unforeseen interruptions or catastrophic events,

  •
  permanent or temporary closure of EEP or customer facilities as a result of expected or unexpected events,

  •
  oil measurement losses on EEP's Lakehead system, which can be materially impacted by changes in estimation, commodity price differentials and other factors, and

  •
  EEP's acquisition strategy may be unsuccessful if it incorrectly predicts operating results, is unable to identify and complete future acquisitions, and integrate acquired assets or businesses or is unable to raise financing on acceptable terms.

        If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Company does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see EEM's Prospectus filed with the U.S. Securities and Exchange Commission under Rule 424 (b)(4) on October 10, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENT OF FINANCIAL POSITION

September 30, 2002
(unaudited)
ASSETS
Cash	$1,000

Total Assets	$1,000

EQUITY
Voting shares; unlimited shares authorized; 1 share issued and outstanding	$1,000
Limited voting shares; unlimited shares authorized; no shares issued	—

Total Equity	$1,000

The accompanying notes to the financial statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENT OF CASH FLOWS

Period ended September 30, 2002
Financing Activities:
Capital contribution	$1,000

Total financing activities	$1,000

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,000

The accompanying notes to the financial statements are an integral part of these statements.

Enbridge Energy Management, L.L.C.

Notes to the Financial Statements

1. Formation and Ownership

        Enbridge Energy Management, L.L.C. ("EEM") is a Delaware limited liability company formed on May 14, 2002 under the Delaware Limited Liability Company Act. Enbridge Energy Company, Inc. ("EEC"), a wholly owned subsidiary of Enbridge Inc. (a major energy company traded on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol "ENB"), owns EEM's sole voting share.

2. Capitalization

        EEM's authorized capital structure consists of two classes of membership interests: (1) limited voting shares and (2) voting shares. Additional equity interests may be approved by the board and the holders of a majority of the limited voting shares (excluding limited voting shares owned by the holder of the voting shares). As of September 30, 2002, the issued capitalization consists of $1,000 contributed by EEC for its voting equity interest.

3. Business

        During the time commencing with EEM's formation through the completion of the public offering described in note 5, EEM did not have any operations or own any interest in EEP. In connection with its public offering, EEM became a limited partner in EEP, and, pursuant to a delegation of control agreement, EEM was delegated the power to manage and control EEP's business and affairs. EEP will either pay directly or reimburse EEM for all expenses incurred in performing its obligations under the delegation of control agreement EEP is also obligated to indemnify EEM against damages, claims and liabilities incurred by EEM in carrying out its obligations under the delegation of control agreement, except in cases in which EEM has acted in bad faith or in which indemnity is not permitted by law. EEM is not paid a fee for its service under the delegation of control agreement, nor will EEM receive any margin or profit on the expense reimbursement. The expense reimbursements by EEP to EEM will be accounted for as a reduction to the expense incurred.

        EEM has no employees. To fulfill its obligations under the delegation of control agreement, EEM has entered into three services agreements with Enbridge Inc. and certain of its affiliates. Enbridge Employees Services, Inc. ("EES") is a wholly-owned subsidiary of EEC and provides employees and related centralized payroll and employee benefits services to EEM, EEC, EEP and its subsidiaries (collectively, the "Group"). Regular employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these regular employees are allocated and charged by EES to the appropriate member of the Group, and the members of the Group reimburse EES for their allocated shares of these direct costs. There is no profit or margin charged by EES to the members of the Group. The administrative work necessary to implement these payroll and benefits services is performed by the human resources department of Enbridge Inc. and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned employees, while also bearing its allocable share of administrative costs. Pursuant to its partnership agreement and the delegation of control agreement, EEP reimburses EEM for EEM's share of these administrative costs and such reimbursements will be accounted for as described above.

4. Income Tax

        EEM is a limited liability company that has elected to be treated as a corporation for federal income tax purposes.

5. Subsequent Event

        On October 17, 2002, EEM completed the public offering of 9,000,000 of its shares representing limited liability company interests with limited voting rights, resulting in net proceeds to EEM of $333.2 million after payment of underwriting discounts and offering expenses. EEM used $500,000 of such net proceeds to compensate Enbridge Inc. for its purchase obligation and tax indemnity. The remaining $332.7 million in net proceeds were used to purchase 9,000,001 i-units, a new class of limited partner interests, from EEP. EEP used the proceeds from the sale of i-units to EEM to repay debt owed to affiliates that was assumed in connection with the acquisition by EEP of Enbridge Midcoast Energy, Inc. and its subsidiaries. In connection with the offering, EEC delegated to EEM the power to manage and control the business and affairs of EEP.

        EEM's shares trade on the New York Stock Exchange under the symbol "EEQ".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Enbridge Energy Management, L.L.C. ("EEM") is a limited liability company, formed on May 14, 2002, that has elected to be treated as a corporation for United States federal income tax purposes. Our sole voting share is owned by Enbridge Energy Company, Inc ("EEC").

Business

        By agreement with Enbridge Energy Partners, L.P. ("EEP") and its general partner, EEC, we will manage and control the business and affairs of EEP, subject to EEC's right to approve specified actions.

Results of Operations

        During the reporting period, the only activity of EEM was its formation and related capital contribution from EEC of $1,000.

        With the completion on October 17, 2002 of our initial public offering of shares and the purchase of i-units from EEP, our results of operations consist of (1) the offsetting expenses and revenues associated with managing and controlling the business and affairs of EEP and (2) our share of the earnings of EEP attributable to the i-units we will own, which represents approximately 20.3% of all of EEP's outstanding limited partner interests.

        We will use the equity method of accounting for our investment in EEP and, therefore, will record earnings equal to approximately 20.3% of EEP's limited partners' net income. Our percentage ownership will change over time if the number of i-units we own becomes a different percentage of the total units outstanding due to, among other things, our ownership of additional i-units and other issuances of additional common units by EEP. As shown in the historical financial statements of EEP, the limited partners' interest in EEP's net income was $69.6 million, $51.4 million and $29.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. These historical amounts are not necessarily indicative of the level of earnings to be expected in the future.

Liquidity and Capital Resources

        Our authorized capital structure consists of two classes of membership interests: (1) shares with limited voting rights, which are the shares that were issued on October 17, 2002 and (2) voting shares. At September 30, 2002, our issued capitalization consisted of $1,000 contributed by EEC in connection with our formation and in exchange for its voting share.

        Of the $333.2 million of net proceeds from the October 17, 2002 offering $332.7 million was used to purchase i-units from EEP and $500,000 was used to compensate Enbridge Inc. for its purchase obligation and tax indemnity. The number of our shares outstanding, including the voting shares owned by EEC, will at all times equal the number of i-units we own. Typically, the general partner and owners of common units will receive distributions from EEP in cash. Instead of receiving cash distributions, the number of i-units we own will increase automatically under the EEP partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by EEP on each common unit by the average market price of one of our shares as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares and voting shares that are then outstanding will equal the number of i-units that we own.

        If we incur liabilities or other obligations in connection with the performance of our obligations under the delegation of control agreement, we are entitled to be reimbursed or indemnified by EEP or EEC. Thus, we expect that our expenditures associated with managing and controlling the business and affairs of EEP and the reimbursement we receive will be equal. EEP also will reimburse us for our general and administrative expenses associated with securities filings, tax filings and related costs, other than expenses of our initial public offering and any other offerings of shares. As stated above, we will not receive quarterly distributions of cash on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. We expect that any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

        We are not permitted to borrow money or incur debt without the approval of holders, other than Enbridge Inc. and its affiliates, owning at least a majority of our shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The nature of EEM's business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

ITEM 4. CONTROLS AND PROCEDURES

        In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

        Our principal executive officer and principal financial officer have informed us that, based upon their evaluation within 90 days of the filing date of this report, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor were any corrective actions with regard to significant deficiencies and material weaknesses necessary.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITITES AND USE OF PROCEEDS

        On October 17, 2002, EEM completed the initial public offering of 9,000,000 of its shares representing limited liability company interests with limited voting rights, which was registered with the U.S. Securities and Exchange Commission (the "Commission") by means of a Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 333-89552). Such registration statement was declared effective by the Commission on October 10, 2002. Goldman, Sachs & Co. served as the lead managing underwriter for the offering.

        The shares were offered at $39.00 per share resulting in gross proceeds of approximately $351.0 million. After deducting underwriting discounts of approximately $14.5 million and offering expenses, primarily consisting of legal, accounting and other service costs, of approximately $3.3 million, EEM received net proceeds of approximately $333.2 million from the offering. EEM used $500,000 of such net proceeds to compensate Enbridge Inc., the ultimate parent of EEC, which is the owner of

EEM's voting share, for its purchase obligation and tax indemnity provided in connection with the offering. EEM used the remaining net proceeds of approximately $332.7 million to purchase 9,000,001 i-units, a new class of limited partner interests, from EEP. EEP used such net proceeds to repay debt owed to affiliates that was assumed by EEP in connection with its acquisition of Enbridge Midcoast Energy, Inc. and its subsidiaries from EEC, EEP's general partner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

        The documents listed on the Exhibit Index following the signature pages hereto are filed with this periodic report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

b)
Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)
/s/ MARK MAKI Mark Maki Vice President, Finance (Duly Authorized Officer and Principal Financial Officer)
Dated: November 25, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Executive Officer of Enbridge Energy Management, L.L.C. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

            Dated November 25, 2002

/s/ Dan C. Tutcher Dan C. Tutcher President and Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Financial Officer of Enbridge Energy Management, L.L.C. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

            Dated November 25, 2002

/s/ Mark A. Maki Mark A. Maki Principal Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Dan C. Tutcher, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Enbridge Energy Management, L.L.C.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 25, 2002

/s/ Dan C. Tutcher Dan C. Tutcher President and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Mark A. Maki, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Enbridge Energy Management, L.L.C.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 25, 2002

/s/ Mark A. Maki Mark A. Maki Principal Financial Officer

EXHIBIT INDEX

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to EEM's Registration Statement on Form S-1/A filed October 1, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Management, L.L.C. (including Purchase Provisions adopted by Enbridge Inc.)
10.1	Tax Indemnification Agreement
10.2	Delegation of Control Agreement
10.3	Amended and Restated Treasury Services Agreement
10.4	Operational Services Agreement
10.5	General and Administrative Services Agreement