Form 10-K
period 2002-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2003-03-28
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL STATEMENT SCHEDULES ENBRIDGE ENERGY MANAGEMENT, L.L.C.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1414604 (I.R.S. Employer Identification No.)
1100 Louisiana Suite 3300 Houston, Texas 77002 (Address of principal executive offices and zip code)
(713) 821-2000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Shares representing limited liability company interests	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of the last business day of the Registrant's most recently completed second fiscal quarter, no public trading market existed for the Registrant's Listed Shares (as defined in this Annual Report on Form 10-K). As of March 17, 2003, the aggregate market value of the Registrant's Listed Shares held by non-affiliates of the Registrant was $311,087,203 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Items 1 & 2. Business and Properties

Overview

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. Our shares representing limited liability company interests (the "Listed Shares") are traded on the New York Stock Exchange ("NYSE") under the symbol "EEQ." References to our "shares" in this Annual Report mean, collectively, our Listed Shares and our voting shares. Our executive offices are located at 1100 Louisiana, Suite 3300, Houston, Texas 77002 and our telephone number is 713-821-2000.

        Enbridge Management is a publicly-traded Delaware limited liability company that was formed on May 14, 2002. Enbridge Management is a limited partner in Enbridge Energy Partners, L.P. (the "Partnership"), through its ownership of i-units, a special class of the Partnership's limited partner interests units. The Partnership's Class A Common Units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc. ("the General Partner"), Enbridge Management manages and controls the Partnership's business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company located in Calgary, Canada. Our performance is dependent upon the operations and management of the Partnership and its resulting performance. The Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 ("the Partnership's 10-K") is filed herewith as Exhibit 99.1. The information set forth under Part I, Items 1 and 2 of the Partnership's 10-K is hereby incorporated by reference.

        On October 17, 2002, Enbridge Management became a limited partner in the Partnership and, pursuant to a Delegation of Control Agreement, assumed the management and control of the Partnership's business and affairs. The Delegation of Control Agreement provides that Enbridge Management will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

        The General Partner remains responsible to the Partnership for actions taken or omitted by Enbridge Management while serving as the delegate of the General Partner as if the General Partner had itself taken or omitted to take such actions. The General Partner owns all of the voting shares of Enbridge Management. The General Partner has agreed not to voluntarily withdraw as general partner of the Partnership and has agreed not to transfer its interest as general partner of the Partnership unless the transferee agrees in writing to be bound by the terms and conditions of the Delegation of Control Agreement that apply to the general partner.

        Under its partnership agreement, the Partnership distributes all of its available cash to its general partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership is dependent on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership's partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders if its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

        We have elected to be treated as a corporation for federal income tax purposes. Therefore, an owner of our shares does not report on its federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us. We are subject to federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss, or deduction of the Partnership unless there is a liquidation of the Partnership. Therefore, we do not anticipate that we will have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or the Partnership is liquidated.

        The Partnership recognizes the delegation of rights and powers to Enbridge Management, and indemnifies and protects Enbridge Management, its officers, and its directors to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement. In addition, the Partnership reimburses Enbridge Management's expenses to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement and reimburses Enbridge Management for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and Enbridge Management.

        The Delegation of Control Agreement with the General Partner continues until:

  •
  either the General Partner has withdrawn (whether voluntarily or involuntarily) or has been removed as the general partner of the Partnership;

  •
  all shares are owned by the general partner of the Partnership or its affiliates, and termination of the Delegation of Control Agreement has been approved by us and the general partner of the Partnership;

  •
  termination of the Delegation of Control Agreement has been approved by Enbridge Management, the General Partner, the record holders of a majority of the outstanding Listed Shares (other than the General Partner, the record holder of the voting shares or their respective affiliates), and the record holders of the majority of the voting shares.

        The General Partner is the only general partner of the Partnership. The General Partner retains its general partner interest and share in the profits, losses and distributions from the Partnership.

        If the General Partner's power and authority as general partner are modified in the partnership agreement of the Partnership, then the power and authority delegated to Enbridge Management will be modified on the same basis. The Delegation of Control Agreement can be amended by all parties to the agreement except for any amendment that, in the sole discretion of our board of directors, would reduce the time for any notice to which owners of our shares are entitled or would materially adversely affect the rights or preferences of the holders of our shares.

        We have no physical property.

Available Information

        We file annual, quarterly and other reports and other information with the Securitites and Exchange Commission ("SEC") under the Securitites Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

        We also make available free of charge on or through our Internet website (http://www.enbridgemanagement.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Information Regarding Forward-Looking Statements

        This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Please read the following section of this annual report entitled "Risk Factors Relating to our Business" for a description of risk factors that could affect our actual results and cause them to differ from these forward-looking statements.

Risk Factors Relating to our Business

        As discussed above, our results of operations and financial position are dependent upon the results of operations and financial position of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations and financial position and could cause actual results to differ from the forward-looking statements herein. For a description of the risk factors that could affect the Partnership's actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership's Annual Report please read "Risk Factors" contained in Part I, Items 1 and 2 of the Partnership's 10-K, which discussion is incorporated herein by reference.

The value of the quarterly distribution of an additional fractional share may be less than the quarterly distribution of cash that the Partnership's common unitholders will receive per common unit.

        The fraction of an Enbridge Management share to be issued per share outstanding with each quarterly distribution is based on the average closing price of our Listed Shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our Listed Shares may vary substantially over time, the market value on the date you receive a distribution of additional shares may vary substantially from the cash you would have received had you owned common units of the Partnership instead of our shares.

The Partnership may issue additional common or other classes of units, and we may issue additional shares, which would dilute your ownership interest.

        The issuance of additional common or other classes of units by the Partnership or shares by us, other than our quarterly distributions to you, may have the following effects:

  •
  the amount available for distributions on each share may decrease;

  •
  the relative voting power of each previously outstanding share may decrease; and

  •
  the market price of the Listed Shares may decline.

Because our only assets are the i-units in the Partnership, our financial condition and results of operations depend solely upon the performance of the Partnership.

        We are a limited partner in the Partnership and our only asset is the i-units we own. If the Partnership decreases the cash distributions it pays to common unitholders, the value of distributions of shares to holders of our shares will decrease as well. Futhermore, we may establish cash reserves at the Partnership that in our reasonable discretion are necessary to fund the Partnership's future operating and capital expenditures, provide for the proper conduct of business, comply with applicable law or agreements to which the Partnership is a party or to provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution to holders of the Partnership's common units and, consequently, the distributions on your shares.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

        Under the Delegation of Control Agreement, we have been delegated management and control of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the Delegation of Control Agreement, we are entitled to be reimbursed or indemnified by the Partnership or the General Partner. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith; or if we violate laws, like the U.S. federal securities laws, where indemnification may be against public policy.

The shares you own are not entitled to vote to elect our directors, and, therefore, you will have little or no opportunity to influence or change our management.

        You have little or no opportunity to influence or change our management, because the General Partner owns all of our voting shares eligible to vote in the election of our directors.

        The General Partner has delegated to us substantially all of its rights and powers to manage and control the business and affairs of the Partnership, subject to the General Partner's right to approve specified actions. Furthermore, if a person or group owns 20% or more of the aggregate number of issued and outstanding common units and our shares, that person or group may not vote its shares. This limitation does not apply to Enbridge and its affiliates.

If in the future we cease to manage and control the business and affairs of the Partnership, we may be deemed to be an investment company under the Investment Company Act of 1940.

        If we cease to manage and control the Partnership's business and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our affiliates.

The interests of Enbridge may differ from our interests, the interests of our shareholders and the interests of limited partners of the Partnership.

        Enbridge indirectly owns all of the stock of the General Partner and elects all of its directors. The General Partner owns all of our voting shares and elects all of our directors. Furthermore, some of the

Partnership's directors and officers are also directors and officers of Enbridge. Consequently, conflicts of interest could arise between the Partnership's unitholders and Enbridge.

        Our limited liability company agreement and the Partnership's partnership agreement limits the fiduciary duties of our board of directors and the Partnership to our shareholders and the Partnership's unitholders. These restrictions allow our board of directors and the General Partner to resolve conflicts of interest by considering the interests of all the parties to the conflict, including our interests, the interests of the Partnership and the General Partner. Additionally, these limitations reduce the rights of our shareholders and the rights of the Partnership's unitholders under the Partnership's partnership agreement to sue our board of directors and the board of directors of the General Partner should they act in a way that, were it not for these limitations of liability, would constitute breaches of their fiduciary duties.

Other Matters

        In October 2002, the Partnership acquired the Midcoast, Northeast Texas, and South Texas systems from the General Partner (the "Acquisition"). A committee of independent members of the Board of Directors of the General Partner negotiated the purchase price and terms of the Acquisition on behalf of the Partnership's public unitholders and recommended that the Board approve the acquisition. The independent committee retained their own expert financial and legal advisors to assist in this process and the financial advisor rendered a fairness opinion in connection with the Acquisition.

        In November 2002, the staff of the SEC advised the Partnership, Enbridge Management, the General Partner and Enbridge (the "Enbridge Group"), that they had commenced an informal inquiry into the Acquisition and the initial public offering by Enbridge Management. The SEC staff has advised the Partnership that their principal focus includes the financial forecast made in connection with the Acquisition and the price paid for the assets. The SEC staff has not asserted that the Partnership or the other Enbridge entities has acted improperly or illegally, and it has not indicated an intention to seek a formal order of investigation. The Partnership is cooperating fully with SEC staff.

        Based on a recently completed internal review of the forecast and terms of the Acquisition, the Enbridge Group continues to believe that the financial forecast had a reasonable basis and the price paid for the assets was fair to the Partnership. The Partnership believes that the informal investigation will not have a material adverse effect on the financial condition of the Partnership.

Item 3. Legal Proceedings

        We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Listed Shares are listed for trading on the NYSE under the symbol "EEQ." The per share price range of our Listed Shares by quarter, since our initial public offering, are provided below.

	Market Price Data
	2002
Quarter ended:
	Low	High
December 31*	$32.70	$38.65

*Listed Shares began trading on October 11, 2002.

        There were approximately 2,500 holders of our shares as of March 17, 2003, which includes individual participants in security positions listings. On March 17, 2003, the last reported sales price of the Listed Shares on the New York Stock Exchange was $39.75.

        Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average closing price of one of our Listed Shares on the NYSE, determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares. At the same time that the number of i-units we own increases, we will make a distribution on our shares in the form of additional shares, with the result that the number of shares that are then outstanding will equal the number of i-units that we own.

        On October 24, 2002 the Partnership declared a cash distribution for the quarter period ended September 30, 2002, of $0.90 per unit. This distribution was paid on November 14, 2002, to unitholders of record as of November 1, 2002. Concurrently with this distribution, the number of i-units owned by Enbridge Management was increased automatically under the Partnership's partnership agreement by 228,654 i-units. This amount was computed by dividing $0.90, which was the cash amount distributed per common unit, by $35.424, which was the average closing price of the Listed Shares on the NYSE during the period from October 18, 2002 through October 31, 2002. We distributed 189,275 additional Listed Shares to the public holders and 39,379 Listed Shares to the General Partner in respect of these additional i-units.

	Share Distributions
Quarter ended:	Equivalent Distribution Value Per share (1)	Total Number of Additional Shares Distributed
December 31, 2002(2)	$0.90	228,654

(1)
This is the cash distribution paid or payable on each common unit of the Partnership for the quarter indicated and is used to calculate our distribution of shares as discussed above. Because this calculation involves an average over 10 trading days, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of the Partnership.

(2)
The first quarterly distribution after the issuance of the shares in October 2002.

Item 6. Selected Financial Data

        The following table sets forth, for the period and at the dates indicated, summary financial data for the Company. The table is derived from the consolidated financial statements of the Company and notes thereto, and should be read in conjunction with those audited consolidated financial statements.

May 14, 2002 (inception) through December 31, 2002
(in millions except per share amounts)
Equity in earnings of Enbridge Energy Partners, L.P.	$4.7

Deferred income taxes	(1.6)

Net income	$3.1

Basic and diluted earnings per share	$1.05

Weighted average shares outstanding	2.9

Equivalent distribution value per share	$0.90

Number of additional shares distributed	0.23

Total assets at December 31, 2002	$332.6

        Selected financial data of the Partnership is found in, Part II, Item 6 of the Partnership's 10-K, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for U.S. federal income tax purposes. The General Partner owns our voting shares and is indirectly wholly-owned by Enbridge.

Business

        By agreement with the Partnership and the General Partner, we manage and control the business and affairs of the Partnership, subject to the General Partner's right to approve specified actions.

Results of Operations

        Our results of operations consist of our share of earnings of the Partnership attributable to the i-units we own. At December 31, 2002, through our ownership of i-units, we owned an approximate 20.3% limited partner interest in the Partnership. We use the equity method of accounting for our investment in the Partnership, and we recorded earnings equal to approximately 20.3% of the Partnership's net income reduced by incentive income allocated to the General Partner. Our percentage ownership in the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of additional common units by the Partnership. For the quarter and year ended December 31, 2002, the Partnership reported net income of $26.0 million and $78.1 million, respectively, and incentive income allocated to the General Partner of $3.5 million and $12.0 million, respectively. The information set forth under Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership's 10-K is hereby incorporated by reference.

        Our net income of $3.1 million represents equity in earnings attributable to the i-units that we own, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as our net income divided by our weighted-average number of outstanding shares during the period. There are no securities outstanding that may be converted into or exercised for shares.

Liquidity and Capital Resources

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. At December 31, 2002, our issued capitalization consisted of $1,000, which was contributed by the General Partner in connection with our formation in exchange for its voting equity interest, and $338.9 million associated with our 9,228,654 outstanding Listed Shares. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own.

        We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of Enbridge Management's limited liability company agreement, Enbridge has the right under limited circumstances, to purchase Enbridge Management's outstanding shares.. In addition, Enbridge generally agreed to indemnify Enbridge Management for any tax liability attributable to the formation of Enbridge Management, its management of the Partnership or its ownership of the i-units. As well, Enbridge generally agreed to indemnify Enbridge Management for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement. Typically, the General Partner and owners of common units receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the distribution per unit by the closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares. At the same time that the number of i-units we own increases, we will make a distribution on our shares in the form of additional shares, with the result that the number of shares that are then outstanding will equal the number of i-units that we own.

        If we incur liabilities or other obligations in connection with the performance of our obligations under the Delegation of Control Agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing and controlling the business and affairs of the Partnership and the reimbursement of these expenses, that we receive will continue to be equal. As stated above, we do not receive quarterly distributions of cash on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity.

        We are not permitted to borrow money or incur debt without the approval of holders, other than with Enbridge and its affiliates, owning at least a majority of our shares.

        On January 23, 2003, we announced that our board of directors had declared a share distribution payable on February 14, 2003, to shareholders of record as of January 31, 2003, based on the $0.925 per common unit distribution declared by the Partnership. Concurrently with this distribution, the number of

i-units owned by Enbridge Management was increased by 225,687 i-units. This amount is computed by dividing $0.925, the cash amount distributed per common unit, by $37.824, which was the average closing price of the Listed Shares on the NYSE for the period from January 16, 2003 through January 30, 2003. We distributed 186,818 additional Listed Shares to the holders of our Listed Shares and 38,869 additional Listed Shares to EEC in respect of these additional i-units.

Income Taxes

        Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership. The effective tax rate used in computing our income tax provision is 35 percent, which represents the federal statutory rate.

        We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management and control of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

Critical Accounting Policies

        Since our company's primary business is to manage and control the business and affairs of the Partnership, and our primary asset is an equity interest in the Partnership, there are no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

        For a discussion of these matters as they pertain to the Partnership, please read Part II, Item 7A of the Partnership's 10-K, which discussion is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and independent accountants' report thereon, and unaudited supplementary information, begin on page F-1 of this Report and are hereby incorporated by reference.

        The consolidated financial statements of the Partnership, together with the notes thereto, the independent accountants report thereon, and unaudited supplementary information, can be found in the Partnership's 10-K in Part II, Item 8, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)
Directors and Executive Officers of the Registrant

        Our business and affairs are managed by our board of directors.

        Each of the directors and executive officers have served since our formation on May 14, 2002, except, in January 2003, Mr. Bird resigned from the board and was elected Group Vice President—Liquids Transportation. Mr. Connelly was elected to the board in January, 2003.

        The following table sets forth specific information for our executive officers and directors. All of our directors are elected annually by, and may be removed by, the General Partner as the sole owner of our voting shares. Executive officers are appointed by our Board of Directors for one-year terms and until their successors are elected and qualify. All directors and officers of Enbridge Management hold identical positions with the General Partner.

Name	Age	Position
J.A. Connelly	56	Director
P.D. Daniel	56	Director
E.C. Hambrook	65	Director
G.K. Petty	61	Director
C.A. Russell	70	Director
D.P. Truswell	59	Director
D.C. Tutcher	54	President and Director
J.R. Bird	53	Group Vice President—Liquids Transportation
G.L. Sevick	47	Vice President—Liquids Transportation Operations
T.L. McGill	48	Vice President—Commercial Activity and Business Development
M.A. Maki	38	Vice President—Finance
A. Monaco	43	Treasurer
J.L. Balko	37	Controller
E.C. Kaitson	46	Corporate Secretary

        J.A. Connelly was elected a director of Enbridge Management in January 2003. Mr. Connelly served as Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

        P.D. Daniel was elected a director of Enbridge Management upon its formation. Mr. Daniel was elected a director of the General Partner in July 1996 and served as its President from July 1996 through October 1997. Mr. Daniel has served as President of Enbridge since September 2000 and as Chief Executive Officer of Enbridge since January 2001. Prior to that time Mr. Daniel also served as President & Chief Operating Officer—Energy Delivery of Enbridge from June 1998 to December 2000. Prior to that time Mr. Daniel served as Executive Vice President & Chief Operating Officer—Energy Transportation Services of Enbridge from September 1997 through June 1998.

        E.C. Hambrook was elected a director of Enbridge Management upon its formation and serves on its Audit, Finance & Risk Committee. Mr. Hambrook was elected a director of the General Partner in January 1992 and serves on its Audit, Finance & Risk Committee. Mr. Hambrook also served as Chairman of the General Partner from July 1996 until July 1999. Mr. Hambrook has served as President of Hambrook Resources, Inc. since its inception in 1991. Hambrook Resources, Inc. is a real estate investment, marketing and sales company.

        G.K. Petty was elected a director of Enbridge Management upon its formation and serves on its Audit, Finance & Risk Committee. Mr. Petty was elected a director of the General Partner on February 22, 2001 and serves on its Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty is a business consultant providing executive management consulting services to the telecommunications industry.

        C.A. Russell was elected a director of Enbridge Management upon its formation and serves on its Audit, Finance & Risk Committee. Mr. Russell was elected a director of the General Partner in October 1985 and serves as the Chairman of its Audit, Finance & Risk Committee. Mr. Russell served as Chairman and Chief Executive Officer of Norwest Bank Minnesota North, N.A. (now known as Wells Fargo Bank), from January through December 1995. He also served as a director of Minnesota Power and Light Co. (now known as Allete) until May 1996. Other than in his service as a director of the Enbridge Management and the General Partner, Mr. Russell is retired.

        D.P. Truswell was elected a director of Enbridge Management upon its formation. Mr. Truswell was elected a director of the General Partner in 1991. Since September 2000, Mr. Truswell has served as Group Vice President & Chief Financial Officer of Enbridge and from May 1994 through August 2000 served as Senior Vice President & Chief Financial Officer of Enbridge.

        D.C. Tutcher was elected a director and was appointed President of Enbridge Management upon its formation. Mr. Tutcher was elected a director and was appointed President of the General Partner in June 2001. He also currently serves as Group Vice President, Transportation South of Enbridge. He was previously Chairman of the Board, President and Chief Executive Officer of Midcoast Energy Resources, Inc. from its formation in 1992 until it was acquired by Enbridge on May 11, 2001.

        J.R. Bird was appointed Group Vice President, Liquids Transportation of Enbridge Management in January 2003. He served as a director of Enbridge Management from the date of its formation until January 2003, when he resigned. Mr. Bird was elected a director of the General Partner in September 2000 and served as President from September 2000 until June 2001. Mr. Bird previously served as Treasurer of the General Partner from October 1996 through October 1997. He also currently serves as Group Vice President, Transportation North of Enbridge since May 2001 and President of Enbridge Pipelines Inc. since September 2000. Prior to that time he served as Group Vice President, Transportation from September 2000 through April 2001 and as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000.

        G.L. Sevick was appointed Vice President, Liquids Transportation Operations of Enbridge Management upon its formation. Mr. Sevick was appointed Vice President, Operations of the General Partner in June 2001. He has served as Vice President, Operations for Enbridge Pipelines since 1999. Prior to that time, he served as Vice President, Engineering & Logistics of Enbridge Consumers Gas from 1998 to 1999 and Senior Vice President, Distribution Operations of Enbridge Consumers Gas from 1996 to 1998.

        T.L. McGill was appointed Vice President, Commercial Activity and Business Development of Enbridge Management upon its formation. Mr. McGill was appointed Vice President, Commercial Activity and Business Development of the General Partner in April 2002. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

        M.A. Maki was appointed Controller of Enbridge Management upon its formation and was appointed Vice President, Finance of Enbridge Management in July 2002. Mr. Maki was appointed Controller of the General Partner in June 2001 and was appointed Vice President, Finance of the General Partner in July 2002. Prior to that time, he served as Controller, Enbridge Pipelines since September 1999. Prior to that time, he served as Chief Accountant of the General Partner from June 1997 to August 1999.

        A. Monaco was appointed Treasurer of Enbridge Management upon its formation. Mr. Monaco was appointed Treasurer of the General Partner in February 2002. He currently serves as Vice President,

Financial Services of Enbridge and prior to that time as Director, Financial Services since 2000. Prior to that time, he served as Director, Investor Relations from 1997 to 2000.

        J.L. Balko was appointed Chief Accountant of Enbridge Management upon its formation and was appointed Controller of Enbridge Management in July 2002. Ms. Balko was appointed as Chief Accountant of the General Partner in October 1999 and was appointed Controller of the General Partner in July 2002. Prior to that time, she served in managerial positions in accounting with Enbridge Pipelines Inc. since January 1998.

        E.C. Kaitson was appointed Corporate Secretary of Enbridge Management upon its formation. Mr. Kaitson has served as Corporate Secretary of the General Partner since November 2001. He also currently serves as Associate General Counsel, Transportation South of Enbridge. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge on May 11, 2001.

(b)
Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based solely on the review of the reports furnished to us, we believe that, during fiscal year 2002, all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10% beneficial owners were met, except that a Form 3 reporting EEC's purchase of 1,550,000 shares in connection with our initial public offering was filed late.

Item 11. Executive Compensation

Executive Compensation

        The following table sets forth the total annual and long-term compensation for all services rendered in all capacities to Enbridge Management for the fiscal year ended December 31, 2002, of the Enbridge Management's Chief Executive Officer and the other most highly compensated executive officers (the "Named Executive Officers"). The Named Executive Officers and directors of Enbridge Management serve in the capacities indicated for both Enbridge Management and the General Partner. No allocation of compensation is made between the Partnership and Enbridge Management because the Partnership effectively paid for the portion of these officers' total compensation that is approximately equal to the percentage of time each of these officers devoted to Enbridge Management and the Partnership. The other affiliates of Enbridge, to whom these officers rendered services, effectively paid the remainder of the compensation expenses of these officers. Compensation of the Named Executive Officers for years prior to 2002 is not reported because we were not in existence prior to 2002.

Summary Compensation Table

	Annual Compensation
Name & Principal Position	Salary	Bonus	Other Annual Compensation(2)(1)	All Other Compensation(3)
D.C. Tutcher President	$296,250	$300,000	$40,000	$11,625
T.L. McGill Vice President—Commercial Activity & Business Development	$182,474	$50,000	$16,886	$4,193
M.A. Maki Vice President—Finance	$136,762	$35,000	$25,978	$6,950
E.C. Kaitson Secretary	$161,250	$25,000	$10,000	$8,990

Notes:

(1)
Amounts in this column include: the flexible perquisites allowance (as described in Note 2 below), flexible credits paid as additional compensation (as described in Note 2 below), reimbursements for professional financial services, one-time payments for terminated benefits, and the taxable benefit from loans by Enbridge, which were granted for relocation or hiring incentive purposes (and amounts reimbursed for the payment of taxes relating to such benefit).

(2)
In fiscal 2002, the Named Executive Officers were given a Flexible Perquisites Allowance to cover perquisites that may have been previously paid on behalf of each executive. Effective July 1, 2001, Enbridge adopted a flexible benefit program where employees receive an amount of flex credits based on their family status and base salary. Flex credits can be used to (a) purchase various benefits (such as extended health or dental coverage, disability insurance and life insurance) on the same terms as are available to all employees; (b) applied as contributions to the Stock Purchase and Savings Plan (as described in Notes below); or (c) paid to the employee as additional compensation. In 2002, Mr. Tutcher received perquisites and other personal benefits totaling $40,000, of which $35,000 related to his Flexible Perquisites Allowance; Mr. McGill received perquisites and other personal benefits totaling $16,886, all of which related to his Flexible Perquisites Allowance; and Mr. Maki received perquisites and other personal benefits totaling $25,978, $14,167 of which related to his Flexible Perquisites Allowance; Mr. Kaitson received perquisites and other personal benefits totaling $10,000, all of which related to his Flexible Perquisites Allowance.

(3)
Employees in the United States participate in the Enbridge Employee Services, Inc. Savings Plan (the "401(k) Plan") under which employees may contribute up to 25% of their base salary, with employee contributions up to 5% matched by Enbridge (all subject to the contribution limits specified in the Internal Revenue Code). Enbridge's contributions are used to purchase Enbridge shares at market value and the employee's contributions may be used to purchase Enbridge shares or nine designated funds. During 2002, Enbridge made contributions of $11,625, $2,508, $6,838, and $8,060, respectively, to the 401(k) Plan for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki and Mr. Kaitson.

Composition Committee Interlocks and Insider Participation

        Neither Enbridge Management nor the General Partner have a compensation committee, therefore all decisions related to executive compensation matters are made by a committee of the Board of Directors of Enbridge.

        Enbridge has a Human Resources & Compensation Committee (the "Committee"), which is presently comprised of members of its Board of Directors, which from January to May of 2002 included G.K. Petty, who is also a member of the Boards of Enbridge Management and the General Partner.

        No member of the Committee is or has been an Officer, former Officer or employee of Enbridge, Enbridge Management, the General Partner, nor any of their subsidiaries, or has had any relationship with Enbridge except as a Director, other than D.J. Taylor, who is a non-executive Officer holding the office of Chair of the Board of Enbridge, and R.W. Martin, who was an employee and Officer of The Consumers' Gas Company Ltd. (now Enbridge Gas Distribution Inc.), an indirect wholly owned subsidiary of Enbridge. Mr. Caillé, who retired as a Director of Enbridge effective January 31, 2002, is President & Chief Executive Officer of Hydro-Québec, a majority owner of shares of Noverco Inc. and party to a transaction, whereby on June 30, 1998, Enbridge acquired preference shares and 32% of Noverco Inc.'s common shares in exchange for 12,000,000 Enbridge shares and a warrant to purchase an additional 3,000,000 Enbridge shares which warrant was exercised on November 13, 1998.

Stock Options

        Options to purchase shares of Enbridge may from time to time be granted by Enbridge to our Named Executives Officers, but no portion of any such grants is attributable to services performed for the Partnership or us nor are any expense reimbursements made by the Partnership on account of such options.

Employment Agreements

        Messrs. Tutcher and Kaitson have Executive Employment Agreements ("Agreements") with Enbridge. The Agreements commenced on May 11, 2001 and continue until the earlier of (i) the date of voluntary retirement in accordance with the retirement policies established for senior employees of Enbridge, (ii) the voluntary resignation which is not a constructive dismissal, or (iii) termination based on disability, death, cause or by either party. The Agreements provide that in the event of termination of employment, the Executive agrees to keep confidential all information of a confidential or proprietary nature and further agrees not to use such information for personal advantage. The Agreements also provide for a base salary, annual reviews, discretionary raises, participation in short and long-term incentive plans of Enbridge and severance payments in the amount of two years compensation in the event of termination by Enbridge.

Director Compensation

        Enbridge employees who are members of the Board of Directors of the General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities. Non-Enbridge employee members of the Board of Directors of the General Partner and Enbridge Management receive an aggregate annual fee of $20,000, paid quarterly, plus $1,000 per day for meetings of the board of directors or committee of the board of directors attended. In addition, each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees and an additional $500 for meetings requiring out of town travel. The director who serves as chairman of the audit committees is paid an additional $1,000 per year and the director who serves as chairman of the boards is paid and additional $10,000 per year, paid quarterly. We indemnify each director for actions associated with being a director to the full extent permitted under Delaware law and maintain errors and omissions insurance.

        Messrs. Hambrook and Russell served on a special committee of the Board of Directors of the General Partner in 2002, in its capacity as General Partner of the Partnership. The special committee of the Partnership was empowered to act on behalf of the Partnership in its purchase of the Midcoast System. Mr. Hambrook served as chairman of the special committee. As compensation, Messrs. Hambrook and Russell received fees of $20,000 and $15,000, respectively, plus a fee of $1,000 per committee meeting. In addition, each was reimbursed for out-of-pocket expenses in connection with attending special committee meetings and an additional $500 for each meeting requiring out of town travel.

        Mr. Hambrook also served on pricing committees of the General Partner in 2002 in connection with public offerings to sell limited partner interests in the Partnership. As compensation for serving on the pricing committees, Mr. Hambrook received a fee of $1,000 per meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        (a) Security Ownership of Management

        The following table sets forth information as of February 24, 2003, regarding the beneficial ownership of our shares by all directors of Enbridge Management, each of our Named Executive Officers and all of our directors and executive officers as a group. Unless otherwise noted, the address of each person below is c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, Texas 77002.

	Enbridge Management Shares(1)
	Number of Shares	Percent of Class
J.R. Bird	7,879	*
P.D. Daniel	—	—
E.C. Hambrook	—	—
G.K. Petty	709	*
C.A. Russell	—	—
D.P. Truswell	—	—
Dan C. Tutcher	15,354	*
T.L. McGill	1,024	*
J.A. Connelly	—	—
Directors and Executive Officers as a group (14 persons)	—	—

*
Less than 1%

(1)
Each beneficial owner has sole voting and investment power with respect to all the shares attributed to him.

        (b) Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of the February 24, 2003, unless otherwise noted, with respect to persons known to Enbridge Management to be the beneficial owners of more than 5% of our shares:

	Listed EEM Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	1,628,248	17.2%
Oppenheimer Funds, Inc.(3) 498 7th Avenenue New York, NY 10018	827,357	9.2%
Goldman, Sachs & Co.(4) The Goldman Sachs Group, Inc. 85 Broad St. New York, N.Y. 10004	818,831	9.1%
Neuberger Berman, Inc.(5) 605 3rd Avenue New York, NY 10158	753,769	8.4%
Boston Partners Assets Management, L.P.(6) 28 State Street, 20th Floor Boston, MA 02109	485,594	5.4%

(1)
As of February 24, 2003, there were 9,454,341 issued and outstanding Listed Shares. In all cases we will vote or refrain from voting, the Partnership's i-units that we own, in the manner that the owners of our shares, including our voting shares, vote or refrain form voting their shares through the provisions in the Partnerships' partnership agreement and our limited liability company agreement, the number of our outstanding shares and the number of the Partnership's i-units will at all times be equal.

(2)
The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)
As per its report on Schedule 13G/A filed February 12, 2003, Oppenheimer Funds, Inc.—has shared dispositive power as to all shares indicated; Oppenheimer Capital Income Fund has sole voting power as to 500,000 of such shares and shared dispositive power as to 500,000 of such shares. Oppenheimer Funds, Inc. disclaims beneficial ownership of all shares indicated. The address of Oppenheimer Funds, Inc. is 498 Seventh Avenue, New York, NY 10018, and the address of Oppenheimer Capital Income Fund is 6803 South Tucson Way, Englewood, CO 80112.

(4)
As per its report on Schedule 13G/A filed February 12, 2003, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. has share voting and dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & CO. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(5)
As per its report on Schedule 13G/A filed February 13, 2003, Neuberger Berman, LLC has sole voting power as to 639,082 shares and shared dispositive power as to 753,769 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

(6)
As per its report on Schedule 13G/A filed February 13, 2003, Boston Partners Asset Management, L.P. ("BPAM"), BPAM (GP), LLC ("BPAM GP"), BPAM Holding Company ("BHC") and Desmond John Heathwood share voting and dispositive power as to all shares indicated. BPAM GP, BHC and Mr. Heathwood each disclaim beneficial ownership of such shares. The address of BPAM, BPAM GP, BHC and Mr. Heathwood is 28 State Street, 20th Floor, Boston, Massachusetts 02109.

        We do not have any shares that have been approved for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

Management and Control Arrangements and Related Agreements

        Under the Delegation of Control Agreement, the General Partner delegated, and we assumed, all of the General Partner's power and authority to manage and control the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., our wholly owned subsidiary ("EMS"), under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner to manage and control the business and affairs of the Partnership.

        The Partnership has agreed to reimburse us and EMS under the Delegation of Control Agreement for any direct and indirect expenses incurred by us and EMS to the same extent as it does with respect to the General Partner as general partner. In addition, the Partnership will reimburse us and EMS for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to the tax indemnification agreement between us and Enbridge. The Partnership has also agreed to indemnify and protect us, EMS and our respective officers and directors in performing these management and control functions to the same extent as it does with respect to the General Partner as general partner.

        For the year ended December 31, 2002, all expenses in connection with the management and control of the business and affairs of the Partnership, were paid directly by the Partnership.

        Because neither we nor EMS have employees, we have entered into various services agreements with Enbridge and certain of its subsidiaries to fulfill our obligations under the Delegation of Control Agreement and the Agency Agreement. These services agreements allow us and EMS to obtain from Enbridge and its subsidiaries various administrative, operational, technical and professional services and the use of related personnel. In some cases, we reimburse Enbridge and its subsidiaries for the actual amount of direct and indirect expenses they incur and payments they make on behalf of us and EMS in connection with the services and personnel provided to us and EMS. In other cases, Enbridge allocates to its affiliates an agreed percentage of the total expenses with respect to a particular type of service provided by Enbridge to all of its affiliates, including us and EMS. In either case, the Partnership pays directly or reimburses us and EMS for any amounts that we or EMS incur under the services agreements. The services agreements also provide that Enbridge and its affiliates will indemnify us and EMS for certain losses and defend us against certain claims in connection with providing or failing to provide the agreed services to us and EMS. Similarly, we and EMS have agreed to indemnify Enbridge and its affiliates for certain losses and defend them against certain claims as a result of their provision of the agreed services.

        For the year ended December 31, 2002, services and personnel provided under the services agreements were paid directly by the Partnership.

Supportive Arrangements with Enbridge

        In connection with our initial public offering in October 2002, we entered into a tax indemnification agreement and purchase provisions with Enbridge. Under the tax indemnification agreement, Enbridge has agreed to indemnify us for any tax liability attributable to our formation, our management and control of the business and affairs of the Partnership and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction. Under the purchase provisions, Enbridge has the right to purchase our outstanding Listed Shares in connection with certain significant events involving the Partnership and also whenever Enbridge owns more than 80% of our outstanding Listed Shares. We paid Enbridge $500,000 in consideration of its obligations under the tax indemnification agreement and purchase provisions.

Conflicts of Interest and Fiduciary Duties

        Conflicts of interest may arise because of the relationship between Enbridge, the General Partner, the Partnership and us. Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and to the holders of our shares. However, these fiduciary duties have been modified pursuant to the terms of our limited liability company agreement. Simultaneously, some of our directors and officers are also directors and officers of Enbridge and the General Partner and have fiduciary duties to manage the business of Enbridge or the General Partner and the Partnership in a manner beneficial to Enbridge and its shareholders or the General Partner, the Partnership and their respective shareholders or unitholders, as the case may be. Furthermore, through its ownership of our voting shares, the General Partner has the sole power to elect all of our directors. The resolution of these conflicts of interest may not always be in our best interest or in the best interest of our shareholders.

Security Ownership and Distributions

        In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner's $1,000 capital contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. On November 14, 2002, the General Partner received an additional 39,380 Listed Shares and 0.02 voting shares in connection with a regular quarterly share distribution made on that date. On February 14, 2003, the General Partner received an additional 38,868 Listed Shares and 0.03 voting shares in connection with a regular quarterly share distribution made on that date. These share distributions were made pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At March 17, 2003 the General Partner owned approximately 1,628,248, or approximately 17.2%, of our Listed Shares and 1.05 or 100%, of our voting shares.

        In connection with our initial public offering on October 17, 2002, we acquired 9,000,001 i-units from the Partnership in exchange for approximately $330.8 million. On November 14, 2002, the Partnership made a cash distribution to the holders of its common units, and, in connection therewith, the number of i-units we own was automatically increased by 228,654 i-units. On February 14, 2003, the Partnership made a cash distribution to the holders of its common units, and, in connection therewith, the number of i-units we own was automatically increased by 225,687 i-units. These automatic increases occurred pursuant to the Partnership's partnership agreement. At March 17, 2003, we owned 9,454,342 i-units, constituting all of the outstanding i-units and an approximate 20.7% limited partner interest in the Partnership.

Other Relationships and Related Transactions of The Partnership

        For a discussion of other relationships and related transactions as they pertain to the Partnership, please read Part III, Item 13 of the Partnership's Annual Report, which discussion is hereby incorporated herein by reference.

Item 14. Controls and Procedures

        The Partnership and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that the Partnership is able to record, process, summarize and report the information required in the Partnership's annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Partnership has evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of the Partnership relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on behalf of the Partnership. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

        The disclosure controls and procedures of Enbridge Management are one and the same as those for the Partnership. As such, the information set forth under Item 14 of the Partnership's 10-K is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  As to financial statements, supplementary information and financial statement schedules, reference is made to "Index to Financial Statements, Supplementary Information and Financial Statement Schedules" on page F-1 of this Report.

  (b)
  Enbridge Management filed the following report on Form 8-K during the fourth quarter of 2002: A report on Form 8-K was filed on October 10, 2002 regarding the pricing of its initial public offering.

  (c)
  The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed May 31, 2002).
3.2
Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.1	Tax Indemnification Agreement (Exhibit 10.1 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.2	Delegation of Control Agreement (Exhibit 10.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.3	Amended and Restated Treasury Services Agreement (Exhibit 10.3 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.4	Operational Services Agreement (Exhibit 10.4 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.5	General and Administrative Services Agreement (Exhibit 10.5 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
*10.6	Executive Employment Agreement, dated May 11, 2001, between Dan C. Tutcher, as Executive, and Enbridge Inc., as Corporation.
*10.7	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation.
99.1	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2002
99.2	Certificate of Principal Executive Officer
99.3	Certificate of Principle Financial Officer

*
Management Compensation or Incentive Plan.

        All Exhibits listed above (with the exception of Exhibits 10.6, 10.7, 99.1, 99.2 and 99.3 which are filed herewith) are incorporated herein by reference to the documents identified in parenthesis.

        Copies of Exhibits may be obtained upon written request of any Shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

(d)
As to financial statement schedules, reference is made to "Financial Statement Schedules" on page F-1 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: March 28, 2003	By:	/s/ DAN C. TUTCHER Dan C. Tutcher (President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2003 by the following persons on behalf of the Registrant.

/s/ DAN C. TUTCHER Dan C. Tutcher President and Director (Principal Executive Officer)	/s/ E.C. HAMBROOK E.C. Hambrook Director
/s/ J.A. CONNELLY J.A. Connelly Director	/s/ M.A. MAKI M.A. Maki Vice President—Finance (Principal Financial Officer)
/s/ C.A. RUSSELL C.A. Russell Director	/s/ P.D. DANIEL P.D. Daniel Director
/s/ G.K. PETTY G.K. Petty Director	/s/ D.P. TRUSWELL D.P. Truswell Director

Sarbanes-Oxley Section 302(a) Certification

        I, Dan C. Tutcher, certify that:

        1.    I have reviewed this annual report on Form 10-K of Enbridge Energy Management, L.L.C.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure, controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

        I, Mark A. Maki, certify that:

        1.    I have reviewed this annual report on Form 10-K of Enbridge Energy Management, L.L.C.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure, controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ MARK A. MAKI Mark A. Maki Vice President, Finance and Principal Financial Officer

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND
FINANCIAL STATEMENT SCHEDULES
ENBRIDGE ENERGY MANAGEMENT, L.L.C.

Financial Statements
Report of Independent Accountants
Consolidated Statement of Income for the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statement of Comprehensive Income for the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statement of Cash Flows for the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statement of Financial Position as at December 31, 2002
Consolidated Statement of Stockholders' Equity as at December 31, 2002
Notes to the Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Enbridge Energy Management, L.L.C.

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of income, of comprehensive income, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. and its subsidiary (the Company) at December 31, 2002, and the results of their operations and their cash flows for the period from May 14, 2002 (the date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
January 27, 2003

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENT OF INCOME

May 14, 2002 (Inception) through December 31, 2002
(dollars in millions)
Equity income from investment in Enbridge Energy Partners, L.P.	$4.7

Income before income taxes	4.7
Income taxes (Note 5)	1.6

Net income	$3.1

Weighted average shares outstanding (in millions)	2.9

Earnings per share, basic and diluted	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

May 14, 2002 (Inception) through December 31, 2002
(dollars in millions)
Net income	$3.1
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.	(2.9)

Comprehensive income	$0.2

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENT OF CASH FLOWS

May 14, 2002 (Inception) through December 31, 2002
(dollars in millions)
Cash flows from operating activities
Net income	$3.1
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(4.7)
Deferred income taxes	1.6

Net cash provided by operating activities	—

Cash flows from investing activities
Investment in Enbridge Energy Partners, L.P.	(330.8)

Net cash used in investing activities	(330.8)

Cash flows from financing activities
Shares issued	351.0
Issuance costs	(20.2)

Net cash provided by financing activities	330.8

Net increase in cash and cash equivalents	—

Cash and cash equivalents at inception	—

Cash and cash equivalents at end of year	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

December 31, 2002
(dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$332.6

Total	$332.6

LIABILITY AND STOCKHOLDERS' EQUITY
Deferred income taxes (Note 5)	$1.6

1.6

Stockholders' equity (Note 3)
Voting shares—unlimited authorized; 1.02 voting shares issued and outstanding	—
Listed Shares—unlimited authorized; 9,228,654 Listed Shares issued and outstanding	338.9
Accumulated deficit	(5.0)
Accumulated other comprehensive loss	(2.9)

331.0

Total	$332.6

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	From May 14, 2002 (inception) to December 31, 2002
	Voting Shares	Listed Shares	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(dollars in millions)
Issuance of voting share to Enbridge Energy Company, Inc.	$—	$—	$—	$—	$—
Initial public offering of shares:
9,000,000 shares at $39.00 per share	—	351.0	—	—	351.0
Issuance costs	—	(20.2)	—		(20.2)
Net income—inception through December 31, 2002	—	—	3.1	—	3.1
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.	—	—	—	(2.9)	(2.9)
Share dividends (Note 2)	—	8.1	(8.1)	—	—

Total stockholders' equity at December 31, 2002	$—	338.9	(5.0)	(2.9)	$331.0

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. General

        Enbridge Energy Management, L.L.C., (the "Company" or "Enbridge Management"), is a publicly traded, Delaware limited liability company that was formed on May 14, 2002. Enbridge Management's Listed Shares are traded on the New York Stock Exchange under the symbol "EEQ." Enbridge Management is a limited partner in Enbridge Energy Partners, L.P. (the "Partnership") through its ownership of i-units, a separate class of the Partnership's limited partner interests. The Partnership's Class A Common Units are traded on the New York Stock Exchange under the symbol "EEP". By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., ("the General Partner"), Enbridge Management manages and controls the Partnership's business affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company located in Calgary, Canada. The General Partner owns Enbridge Management's voting shares, as well as 1,589,379 Listed Shares, or 17.2%; while the remaining 7,639,275 Listed Shares of Enbridge Management, or 82.8%, are held by the public at December 31, 2002.

2. Significant Accounting Policies

        The consolidated financial statements of Enbridge Management are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

        The consolidated financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, Inc. All material intercompany transactions and balances have been eliminated.

Accounting for Investment in Enbridge Energy Partners, L.P.

        Enbridge Management uses the equity method of accounting for its 20.3% ownership in the Partnership because it exercises significant influence over the Partnership. Enbridge Management's share of earnings of the Partnership is recorded in the period in which it is earned.

Accounting for Share Distributions

        Enbridge Management makes share distributions at the same time that the Partnership declares and makes distributions to its general partner and the holders of its common units on a quarterly basis. Enbridge Management does not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

Earnings per Share

        Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

Income Taxes

        Enbridge Management uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized on temporary differences between the tax bases of assets and liabilities and their carrying values for accounting purposes.

Comprehensive Income

        Comprehensive income differs from net income due to the equity in other comprehensive loss of the Partnership for the period from October 17, 2002 to December 31, 2002.

3. Share Capital

        Enbridge Management's authorized capital structure consists of two classes of interests, Listed Shares and voting shares, collectively referred to as "shares". Prior to the October 17, 2002 initial public offering of Listed Shares, the issued capitalization consisted of $1,000 contributed by the General Partner for one voting share.

        On October 17, 2002, Enbridge Management issued 7,450,000 Listed Shares to the public for cash and 1,550,000 Listed Shares to the General Partner for cash, using the net proceeds of the offering of approximately $330.8 million, based on the public offering price of $39.00 per share, to purchase 9,000,001 i-units from the Partnership, compensate Enbridge for agreeing to the purchase provisions and the tax indemnification agreement and pay costs of the offering. Enbridge Management does not receive quarterly distributions of cash on these i-units from the Partnership. Instead, the number of i-units owned by Enbridge Management increase automatically under the Partnership's partnership agreement.

        On November 14, 2002, Enbridge Management paid a share distribution to shareholders of record as of November 1, 2002, based on the $0.90 per common unit distribution declared by the Partnership on October 24, 2002. The share distribution was based on the average closing price of a Listed Share of $35.424, determined as the average closing price for the 10-trading day period ending on October 31, 2002. Enbridge Management's i-units in the Partnership automatically increased by 228,654 i-units, at which time Enbridge Management issued 228,654 Listed Shares to the shareholders of record and 0.02 voting shares to the General Partner. The Listed Share distribution consisted of 39,379 shares issued to the General Partner and 189,275 shares issued to the public.

4. Related Party Transactions

        At the time of the initial public offering, Enbridge Management became a limited partner in the Partnership and, pursuant to a Delegation of Control Agreement with the General Partner, assumed the management and control of its business and affairs. Pursuant to this agreement, Enbridge Management has assumed substantially all of the General Partner's power and authority to manage and control the business and affairs of the Partnership and its subsidiaries. The Delegation of Control Agreement provides that Enbridge Management will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

        The General Partner remains responsible to the Partnership for actions taken or omitted by Enbridge Management while serving as the delegee of the General Partner as if the General Partner had itself taken or omitted to take such actions. The General Partner owns all of the Company's voting shares. The General Partner has agreed not to voluntarily withdraw as general partner of the Partnership and has agreed not to transfer its interest as general partner of the Partnership unless the transferee agrees in writing to be bound by the terms and conditions for the Delegation of Control Agreement that apply to the general partner.

        The Partnership recognizes the delegation of rights and powers to the Company, indemnifies and protects the Company, its officers and directors to the same extent as it does with respect to the General Partner as general partner. In addition, the Partnership reimburses Enbridge Management's expenses to the same extent as it does with respect to the General Partner as general partner and also reimburses Enbridge Management for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

        Enbridge Employee Services, Inc. ("EES") is a wholly owned subsidiary of the General Partner and provides employees and related employee benefits services to the Company, the General Partner, the Partnership and the Partnership's operating partnerships and subsidiaries (collectively, the "Group"). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. There is no profit or margin charged by EES to the members of the Group. For the period ending December 31, 2002, all employee—related costs from EES were charged directly to the Partnership and therefore, there were no amounts paid out by Enbridge Management.

5. Income Taxes

        The long-term deferred income tax liability of $1.6 million results from the deferred income tax expense associated with recording Enbridge Management's equity in earnings of the Partnership. The terms of the i-units provide that the units owned by Enbridge Management will not be allocated income, gain, loss or deductions of the Partnership until such time that Enbridge Management disposes of its investment in the Partnership, thus resulting in the deferred income tax liability. The effective tax rate utilized in computing income tax expense is 35%, the federal statutory rate.

6. Summarized Financial Information for Enbridge Energy Partners, L.P.

        Additional information on the Partnership's results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated in this report as Exhibit 99.1

Year ended December 31, 2002
(in millions)
Operating Revenues	$1,185.5
Operating Expenses	$1,047.5

Operating Income	$138.0

Net Income	$78.1

December 31, 2002
Current Assets	$297.5

Long-term Assets	$2,537.4

Current Liabilities	$358.6

Long-term Liabilities	$1,484.7

Partners' Capital	$991.6

7. Supplemental Selected Quarterly Financial Information (unaudited)*

	Fourth(1)	Total
	(in millions, except per share amounts)
Operating Income	$4.7	$4.7

Net Income	$3.1	$3.1

Earnings per share, basic and diluted	$0.41	$1.05

*
From date of inception, May 14, 2002

(1)
Enbridge Management began recording equity income from investment in the Partnership upon ownership of its i-units in October 2002.