Form 10-Q
period 2003-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2003-05-02
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact name of Registrant as specified in its charter)

Delaware	61-1414604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Louisiana Suite 3300 Houston, TX 77002
(Address of principal executive offices and zip code)

(713) 821-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Registrant had 9,454,341 limited voting shares outstanding as at May 1, 2003.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” the negative of those terms or other variations of them or by comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict.  Please read the Company’s 2002 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENT OF INCOME

(unaudited; dollars in millions, except per share amounts)

Three months ended March 31,	2003

Equity income from investment in Enbridge Energy Partners, L.P.	$5.8
Income before income taxes	5.8
Income taxes	(2.0)
Net income	3.8
Weighted average shares outstanding (millions)	9.3
Earnings per share, basic and diluted	$0.41

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited; dollars in millions)

Three months ended March 31,	2003

Net income	$3.8
Equity in Other Comprehensive Loss of Enbridge Energy Partners, L.P.,net of tax of $1.2	(2.2)

Comprehensive income	$1.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited; dollars in millions)

Three months ended March 31,	2003

Cash flows from operating activities
Net income	$3.8
Adjustments to reconcile net income to cash provided from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(5.8)
Deferred income taxes	2.0
—

Cash flows from investing activities
Investment in Enbridge Energy Partners, L.P.	0.1
0.1

Cash flows from financing activities
Issuance costs	(0.1)
(0.1)

Net increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents at end of period	$—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$333.4	$332.6
	$333.4	$332.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income taxes	$0.9	$1.6
	0.9	1.6
Stockholders’ equity
Voting shares-unlimited authorized; 1.05 in 2003 and 1.02 in 2002 issued and outstanding	—	—

Listed shares-unlimited authorized; 9,454,341 in 2003 and 9,228,654 in 2002 issued and outstanding	347.3	338.9

Accumulated deficit	(9.7)	(5.0)
Accumulated other comprehensive loss	(5.1)	(2.9)
	332.5	331.0

	$333.4	$332.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited; dollars in millions)

	Shares	Amount
Voting Shares
Beginning balance at December 31, 2002	1.02	$—
Issuance of voting shares to Enbridge Energy Company, Inc.	—	—
Share dividends	0.03	—
Ending balance at March 31, 2003	1.05	—

Listed Shares
Beginning balance at December 31, 2002	9,228,654	338.9
Public offering of listed shares	—	—
Issuance costs	—	(0.1)
Share dividends	225,687	8.5
Ending balance at March 31, 2003	9,454,341	347.3

Retained Deficit
Beginning balance at December 31, 2002	—	(5.0)
Net income	—	3.8
Share dividends	—	(8.5)
Ending balance at March 31, 2003	—	(9.7)

Accumulated Other Comprehensive Income
Beginning balance at December 31, 2002	—	(2.9)
Equity in Other Comprehensive Income of Enbridge Energy Partners, L.P.	—	(2.2)
Ending Balance at March 31, 2003	—	(5.1)

Total Shareholders’ Equity at March 31, 2003	9,454,342	$332.5

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Enbridge Energy Management, L.L.C.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at March 31, 2003 and December 31, 2002; the results of operations for the three month period ended March 31, 2003; and cash flows for the three month period ended March 31, 2003.  The results of operations for the three months ended March 31, 2003 should not be taken as indicative of the results to be expected for the full year.  The interim financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.’s (“Enbridge Management”) consolidated financial statements and notes thereto presented in Enbridge Management’s 2002 Annual Report on Form 10-K.

2. Share Distribution

On January 23, 2003, we announced that our Board of Directors had declared a share distribution payable on February 14, 2003, to shareholders of record as of January 31, 2003, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (“the Partnership”).  Concurrently, with this distribution, the number of i-units owned by Enbridge Management was increased by 225,687 i-units.  This amount was computed by dividing $0.925, the cash amount distributed per common unit, by $37.824, which was the average closing price of our shares representing limited liability company interests (the “Listed Shares”) on the New York Stock Exchange for the period from January 16, 2003 through January 30, 2003, multiplied by 9,228,655, the number of shares outstanding prior to the distribution. We distributed 186,818 additional Listed Shares to the holders of our Listed Shares and 38,869 additional Listed Shares to the Enbridge Energy Company, Inc. (“the General Partner”) in respect of these additional i-units.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the reporting period, our results of operations consist of our share of the earnings of the Partnership attributable to the i-units we own.

Through our ownership of i-units, we owned an approximate 20.7% limited partner interest in the Partnership.  We use the equity method of accounting for our investment and, therefore, we recorded earnings equal to approximately 20.7% of the Partnership’s limited partners’ net income. Our percentage ownership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding. Our percentage ownership will change due to our ownership of additional i-units and issuances of additional common units by the Partnership.

Our net income of $3.8 million represents equity in earnings attributable to the i-units that we own, reduced by deferred income tax expense.  Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership.  Both basic and diluted earnings per share are calculated as our net income divided by our weighted-average number of outstanding shares during the period.  There are no securities outstanding that may be converted into or exercised for shares.

For the quarter ended March 31, 2003, the Partnership reported net income of $32.6 million, net income allocated to the General Partner of $4.9 million, and net income allocable to the common units and i-units of $27.7 million.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of membership interests: (1) equity interests with limited voting rights, and (2) voting equity interests. At March 31, 2003, our issued capitalization consisted of $1,000 contributed by the General Partner in connection with our formation and in exchange for its voting equity interest, and $347.3 million associated with our 9,454,341 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own. Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash. Instead of receiving cash distributions, the number of i-units we own will increase automatically under the Partnership’s Partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares and voting shares that are then outstanding will equal the number of i-units that we own.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The nature of Enbridge Management’s business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

ITEM 4.         CONTROLS AND PROCEDURES

Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management’s annual and quarterly reports under the Securities Exchange Act of 1934.  Management of Enbridge Management has evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of the partnership relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management.  No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weakness necessary subsequent to that date.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

99.1               Certificate of Principal Executive Officer

99.2               Certificate of Principal Financial Officer

b)            Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)

/s/ Mark A. Maki
Mark A. Maki
Vice President, Finance
(Duly Authorized Officer)

Dated: May 2, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003

/s/	Mark A. Maki
Mark A. Maki
Vice President, Finance and Principal Financial Officer