Form 10-Q/A
period 2003-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2003-11-14
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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
Consolidated Statement of Stockholders' Equity for the six month period ended June 30, 2003
Notes to the Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature
Exhibits

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. ("Enbridge Management") to control or predict. For additional discussion of risks, uncertainties, and assumptions, see Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on form 10-Q/A is to update the unaudited financial statements of Enbridge Energy Management, L.L.C. ("Enbridge Management") filed with the Securities and Exchange Commission ("SEC") on Form 10-Q on August 14, 2003, to properly state other comprehensive income/(loss). In particular, equity in other comprehensive income/(loss) net of tax expense (benefit) of $1.3 and $(1.0) for the three months and six months periods ended June 30, 2003, was decreased by approximately $(6.3) to $(5.1) and $(7.3) for the three months and six months periods ended June 30, 2003, respectively, which resulted in no impact to net income as previously reported.

The Items of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003, which are amended and restated herein are:

1.
Part I, Item 1—Financial Statements, has been restated to properly state other comprehensive income/(loss) as described above for the three and six months ended June 30, 2003 and to properly state amounts disclosed on the Consolidated Statement of Financial Position as at June 30, 2003.

2.
Part I, Item 4—Controls and Procedures, has been amended to include a discussion of the circumstances that led to the restatement and the actions taken to remediate the system of internal controls.

3.
The certificates required by Section 302 of the Sarbanes-Oxley Act of 2002 have been re-executed.

Except as otherwise expressly noted herein, this Amendment No.1 to our Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 14, 2003 filing of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003, or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the items described in Part I, Item 1 and Item 4 above.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003, in the form filed with the SEC on August 14, 2003. These remaining Items are not amended herein, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and Enbridge Management has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in millions, except per share)	Three months ended June 30, 2003	Six months ended June 30, 2003	May 14, 2002 (inception) through June 30, 2002
Equity income from investment in Enbridge Energy Partners, L.P.	$3.7	$9.5	$—
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	5.0	5.0	—

Income before income tax	8.7	14.5	—
Income tax expense	3.1	5.1	—

Net income	$5.6	$9.4	$—

Net income per share, basic and diluted	$0.58	$0.99	$—

Weighted average shares outstanding	9.6	9.5	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; dollars in millions)	Three months ended June 30, 2003 (Restated)	Six months ended June 30, 2003 (Restated)	May 14, 2002 (inception) through June 30, 2002
Net income	$5.6	$9.4	$—
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $3.2 and $5.4, respectively.	(5.1)	(7.3)	—

Comprehensive income	$0.5	$2.1	$—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in millions)	Six months ended June 30, 2003	May 14, 2002 (inception) through June 30, 2002
Cash flows from operating activities
Net income	$9.4	$—
Adjustments to reconcile net income to cash provided from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(9.5)	—
Gain on issuance of units by Enbridge Energy Partners, L.P.	(5.0)
Deferred income taxes	5.1	—

Cash flows from operating activities	—	—

Investment in Enbridge Energy Partners, L.P.	0.1

Cash flows from investing activities	0.1	—

Issuance costs	(0.1)

Cash flows used by financing activities	(0.1)	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited; dollars in millions)	June 30, 2003 (Restated)	December 31, 2002
ASSETS
Investment in Enbridge Energy Partners, L.P.	$334.3	$332.6

	$334.3	$332.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes	$1.3	$1.6

	1.3	1.6
Stockholders' equity
Voting shares-unlimited authorized; 1.08 in 2003 and 1.02 in 2002 voting shares issued and outstanding	—	—
Listed shares-unlimited authorized; 9,673,842 in 2003 and 9,228,654 in 2002 Listed Shares issued and outstanding	356.1	338.9
Accumulated deficit	(12.9)	(5.0)
Accumulated other comprehensive loss	(10.2)	(2.9)

	333.0	331.0

	$334.3	$332.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited; dollars in millions)	Shares	Amount
Voting Shares:
Beginning balance at December 31, 2002	1.02	—
Share distributions (Note 2)	0.06	—

Ending balance at June 30, 2003	1.08	$—

Listed Shares:
Beginning balance at December 31, 2002	9,228,654	338.9
Issuance costs	—	(0.1)
Share distributions	445,188	17.3

Ending balance at June 30, 2003	9,673,842	356.1

Accumulated Deficit:
Beginning balance at December 31, 2002	—	(5.0)
Net income	—	9.4
Share distributions	—	(17.3)

Ending balance at June 30, 2003	—	(12.9)

Accumulated Other Comprehensive Loss: (Restated)
Beginning balance at December 31, 2002	—	(2.9)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.	—	(7.3)

Ending Balance at June 30, 2003	—	(10.2)

Total Stockholders' Equity at June 30, 2003		$333.0

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Restatement

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at June 30, 2003 and December 31, 2002; the results of operations for the three and six month periods ended June 30, 2003 and the period from May 14, 2002 (inception) through June 30, 2002; and cash flows for the six month period ended June 30, 2003 and the period from May 14, 2002 (inception) through June 30, 2002. The results of operations for the three and six months ended June 30, 2003 and the period from May 14, 2002 (inception) through June 30, 2003 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.'s ("Enbridge Management") consolidated financial statements and notes thereto presented in Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

  The unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2003, have been restated to reduce the amounts of $1.3 million and $(1.0) million previously reported as its equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P. ("the Partnership"), net of taxes for the three and six month periods ended June 30, 2003 by approximately $6.3 million in each period, or to amounts of $(5.1) million and $(7.3) million, respectively. The restatements are a result of a mathematical error identified in the measurement of the Enbridge Management's proportionate share of its investee's results for those periods. The previously reported investment in the Partnership and deferred income taxes at June 30, 2003 have been correspondingly reduced by $9.6 million and $3.3 million from amounts previously reported. The restatement has no effect on previously reported net income, income per share or shareholder distributions.

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

  On April 24, 2003, Enbridge Management's Board of Directors declared a share distribution payable on May 15, 2003, to stockholders of record as of April 30, 2003, based on the $0.925 per common unit distribution declared by the Partnership. This distribution increased the number of i-units owned by Enbridge Management by 219,501. This amount was computed by dividing $0.925, the cash amount distributed per common unit, by $39.841, which was the average closing price of the Listed Shares on the New York Stock Exchange for the period from April 15, 2003 through April 29, 2003, multiplied by 9,454,342, the number of shares outstanding prior to the distribution. We distributed 181,698 additional Listed Shares to the holders of our Listed Shares and 37,803 additional Listed Shares to the General Partner in respect of these additional i-units.

  On January 23, 2003, Enbridge Management's Board of Directors declared a share distribution payable on February 14, 2003, to stockholders of record as of January 31, 2003, based on the $0.925 per common unit distribution declared by the Partnership. This distribution increased the number of i-units owned by Enbridge Management by 225,687. This amount was computed by dividing $0.925, the cash amount distributed per common unit, by $37.824, which was the average closing price of our shares representing limited liability company interests on the New York Stock Exchange for the period from January 16, 2003 through January 30, 2003, multiplied by 9,228,655, the number of shares outstanding prior to the distribution. We distributed 186,818 additional Listed Shares to the holders of our Listed Shares and 38,869 additional Listed Shares to the General Partner in respect of these additional i-units.

3. Gain on issuance of units by Enbridge Energy Partners, L.P.

  Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and Enbridge Management does not participate in the issuance. To the extent the new issuance price per unit exceeds/(does not exceed) Enbridge Management's average cost per unit, a gain/(loss) is calculated and recorded.

  On May 12, 2003, the Partnership issued 3.35 million Class A Common Units, which generated proceeds of $143.3 million to reduce borrowings on the Partnership's credit facility and an affiliate loan from Enbridge (U.S.) Inc. On May 15, 2003, the Partnership issued an additional 502,500 Class A Common Units to the underwriters pursuant to the exercise of their over-allotment option, resulting in additional net proceeds of approximately $21.3 million. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced to 19.4% from 20.7%. This resulted in the recognition of a dilution gain of $5.0 million, before tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations consist of our share of the earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributable to the i-units we own. Through our ownership of i-units, we owned an approximate 19.4% limited partner interest in the Partnership at June 30, 2003. We use the equity method of accounting for our investment and, therefore, we recorded earnings equal to our ownership percentage of the Partnership's limited partners' net income. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total units outstanding of the Partnership.

Enbridge Management was formed on May 12, 2002 and became the limited partner of the Partnership on October 17, 2002. Therefore, there were no results of operations for Enbridge Management for the period from May 12, 2002 (inception) through June 30, 2002.

The information set forth under Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership's Form 10-Q is hereby incorporated by reference.

Net income of $5.6 million for the three months ended June 30, 2003 and $9.4 million for the six months ended June 30, 2003 represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership's issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as our net income divided by our weighted-average number of outstanding shares during the period. There are no securities outstanding that may be converted into or exercised for shares.

For the three months ended June 30, 2003, the Partnership reported net income of $23.3 million. Of this amount, net income allocated to Enbridge Energy Company, Inc. ("the General Partner") was $4.7 million, and net income allocated to the common units and i-units was $18.6 million.

For the six months ended June 30, 2003, the Partnership reported net income of $55.9 million, net income allocated to the General Partner was $9.6 million, and net income allocated to the common units and i-units was $46.3 million.

On May 12, 2003, the Partnership issued 3.35 million Class A Common Units, which generated proceeds of $143.3 million to reduce external borrowings on the Partnership's credit facility and an affiliate loan from Enbridge (U.S.) Inc. On May 15, 2003, the Partnership issued an additional 502,500 Class A Common Units to the underwriters in the above offering upon exercise of the over-allotment option, resulting in additional proceeds of approximately $21.3 million. As as result of the offering, Enbridge Management's effective ownership interest in the Partnership was reduced to 19.4% from 20.7%. This resulted in the recognition of a dilution gain of $5.0 million, before tax.

Liquidity and Capital Resources

Enbridge Management's authorized capital structure consists of two classes of membership interests: (1) voting equity interests, and (2) equity interests with limited voting rights ("Listed Shares"). At June 30, 2003, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting equity interest, and $356.1 million associated with our 9,673,842 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership that we own. Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash. Instead of receiving cash distributions, the number of i-units we own will increase automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares and voting shares that are then outstanding will equal the number of i-units that we own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The nature of Enbridge Management's business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

ITEM 4. CONTROLS AND PROCEDURES

Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management's annual and quarterly reports under the Securities Exchange Act of 1934. Management of Enbridge Management has evaluated the effectiveness of Enbridge Management's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Enbridge Management's principal executive officer and principal financial officer concluded that Enbridge Management's disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management.

The corrections reflected in this Amendment No. 1 to Quarterly Report on Form 10-Q/A are considered to result from an error discovered in recording Enbridge Management's share of "equity in other comprehensive income/(loss) of Enbridge Energy Partners, L.P." during the second quarter of 2003. Although this error did not affect reported net income, net income per share or cash flows of Enbridge Management, it is considered a "significant deficiency" as strictly defined in the Public Company Accounting Oversight Board Proposed Standard issued October 7, 2003. The standard defines "significant deficiency" as "an internal control deficiency that adversely affects the company's ability to initiate, record, process or report external financial data reliably in accordance with generally accepted accounting principles. A significant deficiency could be a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected."

During management's review process of the Consolidated Statements of Comprehensive Income/(Loss) for the period ended September 30, 2003, it was noted that there was a discrepancy between Enbridge Management's share of "equity in other comprehensive income /(loss) of Enbridge Energy Partners, L.P." and the balance of "other comprehensive income/(loss)" reported on the Consolidated Statements of Comprehensive Income/(Loss) of Enbridge Energy Partners, L.P. Upon further investigation, it was determined that an error occurred in recording Enbridge Management's share of "equity in other comprehensive income/(loss) of the Enbridge Energy Partners, L.P." during the second quarter of 2003. This error was a result of an internal control deficiency that affected the disclosed amount of comprehensive income and the related balance sheet accounts. This error did not affect reported net income, net income per share or cash flows of Enbridge Management.

The review process over Enbridge Management's financial statements for the period ending June 30, 2003 did not detect the error on a timely basis prior to filing the Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Corrective actions have since been implemented to strengthen the financial statement review process. In the third quarter of 2003, the following additional procedures were implemented:

  •
  a month-to-month reconciliation is prepared to capture the monthly, quarterly and year-to-date balances of Enbridge Management's share of "equity in other comprehensive income/(loss) of Enbridge Energy Partners, L.P.";

  •
  the mathematical accuracy of this reconciliation is tested by an Accounting Manager;

  •
  the Accounting Manager compares Enbridge Management's share of "equity in other comprehensive income/(loss) of Enbridge Energy Partners, L.P." to the balance of "other comprehensive income/(loss)" recorded in the financial statements of Enbridge Energy Partners, L.P. to ensure that the balances are properly computed.

Management believes that these corrective actions appropriately strengthen the system of internal controls.

Except as noted above, no significant changes were made to Enbridge Management's internal controls or other factors that could significantly affect these control's subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary after that date.

PART II—OTHER INFORMATION

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
Date: November 14, 2003