Form 10-Q
period 2003-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2003-11-14
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒       No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐       No   ☒

The Registrant had 1.09 voting shares outstanding and 9,865,752 limited voting shares outstanding as of November 14, 2003.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2002

Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2002

Consolidated Statements of Cash Flows for the nine month period ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2002

Consolidated Statements of Financial Position as of September 30, 2003 and December 31, 2002

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

PART I – FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in millions, except per share)	Three months ended September 30, 2003	Nine months ended September 30, 2003	May 14, 2002 (inception) through September 30, 2002

Equity income from investment in Enbridge Energy Partners, L.P.	$3.9	$13.3	$—
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	5.0	—

Income before income tax	3.9	18.3	—

Income tax expense	(1.4)	(6.4)	—

Net income	$2.5	$11.9	$—

Net income per share, basic and diluted	$0.26	$1.25	$—

Weighted average shares outstanding (millions)	9.8	9.5	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; dollars in millions)	Three months ended September 30, 2003	Nine months ended September 30, 2003	May 14, 2002 (inception) through September 30, 2002

Net income	$2.5	$11.9	$—

Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $(1.4) and $4.0, respectively.	$2.6	$(4.7)	$—

Comprehensive income	$5.1	$7.2	$—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in millions)	Nine months ended September 30, 2003	May 14, 2002 (inception) through September 30, 2002

Cash flows from operating activities
Net income	$11.9	$—
Adjustments to reconcile net income to cash provided from operating activities Equity income from investment in Enbridge Energy Partners, L.P.	(13.3)	—
Gain on issuance of units by Enbridge Energy Partners, L.P.	(5.0)	—
Deferred income taxes	6.4	—

Cash flows from operating activities	—	—

Investment in Enbridge Energy Partners, L.P.	0.1	—

Cash flows from investing activities	0.1	—

Issuance costs	(0.1)	—

Cash flows used by financing activities	(0.1)	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited; dollars in millions)	September 30, 2003	December 31, 2002

ASSETS

Investment in Enbridge Energy Partners, L.P.	$342.2	$332.6
	$342.2	$332.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deferred income taxes	$4.1	$1.6
	4.1	1.6
Stockholders’ equity
Voting shares-unlimited authorized; 1.09 in 2003 and 1.02 in 2002 voting shares issued and outstanding	—	—

Listed shares-unlimited authorized; 9,865,752 in 2003 and 9,228,654 in 2002 Listed Shares issued and outstanding	365.0	338.9

Accumulated deficit	(19.3)	(5.0)
Accumulated other comprehensive loss	(7.6)	(2.9)
	338.1	331.0

	$342.2	$332.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position at September 30, 2003 and December 31, 2002; the results of operations for the three and nine month periods ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2002; and cash flows for the nine month period ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2002.  The results of operations for the three and nine months ended September 30, 2003 and the period from May 14, 2002 (inception) through September 30, 2003 should not be taken as indicative of the results to be expected for the full year.  The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.’s (“Enbridge Management”) consolidated financial statements and notes thereto presented in Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Enbridge Management was formed on May 12, 2002 and became a limited partner of the Partnership on October 17, 2002.  Therefore, there were no results of operations for Enbridge Management for the period from May 12, 2002 (inception) through September 30, 2002.

2. Share Distribution

On October 22, 2003, Enbridge Management’s Board of Directors declared a share distribution payable on November 14, 2003, to stockholders of record as of October 31, 2003, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (“the Partnership”).  The Partnership’s distribution increases the number of i-units owned by Enbridge Management.  The amount of units received by Enbridge Management from the Partnership is computed by dividing $0.925, the cash amount distributed per common unit, by the average closing price of the Listed Shares (the “Listed Shares”) on the New York Stock Exchange for the period from October 17, 2003 through October 30, 2003, multiplied by 9,865,752, the number of shares outstanding prior to the distribution.  Enbridge Management will also distribute additional Listed Shares to the holders of our Listed Shares and additional Listed Shares to Enbridge Energy Company, Inc. (the “General Partner” of the Partnership) in respect of these additional i-units.

The following table sets forth the share distributions, as approved by the Board of Directors for each period in 2003.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
October 22, 2003	November 14, 2003	October 31, 2003	$0.925	$46.603	196,417	162,590	33,827
July 23, 2003	August 14, 2003	July 31, 2003	$0.925	$46.627	191,910	158,859	33,051
April 24, 2003	May 15, 2003	April 30, 2003	$0.925	$39.841	219,501	181,698	37,803
January 23, 2003	February 14, 2003	January 31, 2003	$0.925	$37.824	225,687	186,818	38,869

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

In May 2003, the Partnership issued 3.85 million Class A common units at $44.79 per unit, which generated proceeds, net of underwriters’ fees and discounts, commissions and issuance expenses, of approximately $165.5 million.  Proceeds from this offering were used to reduce borrowings under the Partnership’s credit facility and an affiliate loan from Enbridge (U.S.) Inc.  As Enbridge Management did not participate in the Partnership’s issuance, its effective ownership interest in the Partnership was reduced to 19.4% from 20.7%.  This resulted in the recognition of a dilution gain of $5.0 million, before tax.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations consist of our share of the earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units we own.  Through our ownership of i-units, we owned an approximate 19.8% limited partner interest in the Partnership at September 30, 2003.  As we manage the Partnership on behalf of Enbridge Energy Company, Inc. (the “General Partner” of the Partnership), we use the equity method of accounting for our investment and, therefore, we recorded earnings equal to our ownership percentage of the Partnership’s limited partners’ net income.  Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total units outstanding of the Partnership.

Enbridge Management was formed on May 12, 2002 and became the limited partner of the Partnership on October 17, 2002.  Therefore, there were no results of operations for Enbridge Management for the period from May 12, 2002 (inception) through September 30, 2002.

The information set forth under Part I, Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Form 10-Q, as filed on November 13, 2003, is hereby incorporated by reference.

Net income of $2.5 million for the three months ended September 30, 2003 and $11.9 million for the nine months ended September 30, 2003 represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership’s issuance of units, reduced by deferred income tax expense.  Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership.  Both basic and diluted earnings per share are calculated as our net income divided by our weighted-average number of outstanding shares during the period.  There are no securities outstanding that may be converted into or exercised for shares.

The following table illustrates the Partnership’s net income and allocations to its limited partners, of which Enbridge Management owns approximately 19.8% at September 30, 2003.

(dollars in millions)	Three months ended September 30, 2003	Nine months ended September 30, 2003

Net income of the Partnership	$23.5	$79.4
Less: net income allocated to the General Partner	(4.7)	(14.3)

Net income allocated to limited partners	$18.8	$65.1

In May 2003, the Partnership issued 3.85 million Class A Common Units at $44.79 per unit, which generated proceeds, net of underwriters’ fees and discounts, commissions and issuance expenses, of approximately $165.5 million.  Proceeds from this offering were used to reduce borrowings under the Partnership’s credit facility and an affiliate loan from Enbridge (U.S.) Inc.  As Enbridge Management did not participate in the Partnership’s issuance, its effective ownership interest in the Partnership was reduced to 19.4% from 20.7%.  This resulted in the recognition of a dilution gain of $5.0 million, before tax.

Liquidity and Capital Resources

Enbridge Management’s authorized capital structure consists of two classes of membership interests: (1) voting equity interests, and (2) equity interests with limited voting rights (“Listed Shares”).  At September 30, 2003, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting equity interest and $365.0 million associated with our 9,865,752 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership that we own.  Typically, the General Partner and owners of common units of the

Partnership will receive distributions from the Partnership in cash.  Instead of receiving cash distributions, the number of  i-units we own will increase automatically under the Partnership’s partnership agreement.  The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.  At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares and voting shares then outstanding will equal the number of i-units that we own.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The nature of Enbridge Management’s business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.  The information set forth under Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk, in the Partnership’s Form 10-Q is hereby incorporated by reference.

ITEM 4.                         CONTROLS AND PROCEDURES

Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management’s annual and quarterly reports under the Securities Exchange Act of 1934.  Management of Enbridge Management has evaluated the effectiveness of Enbridge Management’s disclosure controls and procedures as of September 30, 2003.  Based upon that evaluation, Enbridge Management’s principal executive officer and principal financial officer concluded that Enbridge Management’s disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management.  No significant changes were made to Enbridge Management’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weakness necessary.

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