Form 10-K
period 2003-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2004-03-12
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL STATEMENT SCHEDULES ENBRIDGE ENERGY MANAGEMENT, L.L.C.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2003, the aggregate market value of the Registrant's Listed Shares held by non-affiliates of the Registrant was $364,200,062 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

        This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will" or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of the Company to control or predict. For additional discussion of risks, uncertainties and assumptions, see "Item 1. Business—Risk Factors" included elsewhere in this Form 10-K.

PART I

Item 1. Business

OVERVIEW

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. Our shares representing limited liability company interests (the "Listed Shares") are traded on the New York Stock Exchange ("NYSE") under the symbol "EEQ". References to our "shares" in this Annual Report mean, collectively, our Listed Shares and our voting shares. Our executive offices are located at 1100 Louisiana, Suite 3300, Houston, Texas 77002 and our telephone number is 713-821-2000.

        Enbridge Management is a publicly-traded Delaware limited liability company that was formed on May 14, 2002. Enbridge Management is a limited partner in Enbridge Energy Partners, L.P. (the "Partnership"), through its ownership of i-units, a special class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc. ("the General Partner"), Enbridge Management manages the Partnership's business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company located in Calgary, Canada.

        As of December 31, 2003 and 2002, Enbridge Management owned approximately 18.2% and 20.3% in the Partnership, respectively. The General Partner owns 1.12 voting shares, or 100% of Enbridge Management, as well as 1,732,930 Listed Shares, or 17.2%, while the remaining 8,329,239 Listed Shares of Enbridge Management, or 82.8%, are held by the public at December 31, 2003. Our performance is dependent upon the operations and management of the Partnership. The Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Partnership's 10-K") is hereby incorporated by reference. The information set forth under Part I, Items 1. and 2. of the Partnership's 10-K is hereby incorporated by reference.

        On October 17, 2002, Enbridge Management became a limited partner in the Partnership and, pursuant to a Delegation of Control Agreement, assumed the management of the Partnership's business and affairs. The Delegation of Control Agreement provides that Enbridge Management will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

        We have elected to be treated as a corporation for federal income tax purposes. Therefore, an owner of our shares does not report on its federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us. We are subject to federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of the Partnership unless there is a liquidation of the Partnership. Therefore, we do not anticipate that we will have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or the Partnership is liquidated.

        The Partnership recognizes the delegation of rights and powers to Enbridge Management, and indemnifies and protects Enbridge Management, its officers and its directors to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement. In addition, the Partnership reimburses Enbridge Management's expenses to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement and reimburses Enbridge Management for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and Enbridge Management.

        The Delegation of Control Agreement with the General Partner continues until:

  •
  either the General Partner has withdrawn (whether voluntarily or involuntarily) or has been removed as the general partner of the Partnership;

  •
  all shares are owned by the general partner of the Partnership or its affiliates, and termination of the Delegation of Control Agreement has been approved by us and the general partner of the Partnership; or

  •
  termination of the Delegation of Control Agreement has been approved by Enbridge Management, the General Partner, the record holders of a majority of the outstanding Listed Shares (other than the General Partner, the record holder of the voting shares or their respective affiliates) and the record holders of the majority of the voting shares.

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

Available Information

        We file annual, quarterly and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

        We also make available free of charge on or through our Internet website http://www.enbridgemanagement.com our Annual Report on Form 10-K, Quarterly Reports on

Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

        As discussed above, our results of operations and financial position are dependent upon the results of operations and financial position of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations and financial position and could cause actual results to differ from the forward-looking statements herein. For a description of the risk factors that could affect the Partnership's actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership's Annual Report, please read "Risk Factors" contained in Part I, Items 1. and 2. of the Partnership's 10-K, which discussion is incorporated herein by reference.

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

        We are a limited partner in the Partnership and our only asset is the i-units we own. If the Partnership decreases the cash distributions it pays to common unitholders, the value of distributions of shares to holders of our shares will decrease as well. Furthermore, we may establish cash reserves at the Partnership that in our reasonable discretion are necessary to fund the Partnership's future operating and capital expenditures, provide for the proper conduct of business, comply with applicable laws or agreements to which the Partnership is a party, or provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution to holders of the Partnership's common units and, consequently, the distributions on your shares.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

        Under the Delegation of Control Agreement, we have been delegated management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the Delegation of Control Agreement, we are entitled to be reimbursed or indemnified by the Partnership or the General Partner. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith; or if we violate laws, like the U.S. federal securities laws, where indemnification may be against public policy.

The shares you own are not entitled to vote to elect our directors, and, therefore, you will have little or no opportunity to influence or change our management.

        You have little or no opportunity to influence or change our management, because the General Partner owns all of our voting shares eligible to vote in the election of our directors.

        The General Partner has delegated to us substantially all of its rights and powers to manage the business and affairs of the Partnership, subject to the General Partner's right to approve specified actions. Furthermore, if a person or group owns 20% or more of the aggregate number of issued and outstanding common units and our shares, that person or group may not vote its shares. This limitation does not apply to Enbridge and its affiliates.

If in the future we cease to manage the business and affairs of the Partnership, we may be deemed to be an investment company under the Investment Company Act of 1940.

        If we cease to manage the Partnership's business and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our affiliates.

The interests of Enbridge may differ from our interests, the interests of our shareholders and the interests of limited partners of the Partnership.

        Enbridge indirectly owns 100% of the General Partner and elects all of its directors. The General Partner owns all of our voting shares and elects all of our directors. Furthermore, some of the Partnership's directors and officers are also directors and officers of Enbridge. Consequently, conflicts of interest could arise between the Partnership's unitholders and Enbridge.

        Our limited liability company agreement and the Partnership's partnership agreement limit the fiduciary duties of our board of directors and the Partnership to our shareholders and the Partnership's unitholders. These restrictions allow our board of directors and the General Partner to resolve conflicts of interest by considering the interests of all the parties to the conflict, including our interests, the interests of the Partnership and the General Partner. Additionally, these limitations reduce the rights of our shareholders and the rights of the Partnership's unitholders under the Partnership's partnership agreement to sue our board of directors and the board of directors of the General Partner should they act in a way that, were it not for these limitations of liability, would constitute a breach of their fiduciary duties.

OTHER MATTERS

        In October 2002, the Partnership acquired the Midcoast, Northeast Texas, and South Texas systems from the General Partner (the "Acquisition"). A committee of independent members of the board of directors of the General Partner negotiated the purchase price and terms of the Acquisition on behalf of the Partnership's public unitholders and recommended that the Board approve the acquisition. The independent committee retained its own expert financial and legal advisors to assist in this process and the financial advisor rendered a fairness opinion in connection with the Acquisition.

        In November 2002, the staff of the SEC advised the Partnership, Enbridge Management, the General Partner and Enbridge (together the "Enbridge Group") that they had commenced an informal inquiry into the Acquisition and the initial public offering by Enbridge Management. The SEC staff has advised the Enbridge Group that its principal focus includes the financial forecast made in connection with the Acquisition and the price paid for the assets. The SEC staff has not asserted that the Partnership or the other Enbridge entities has acted improperly or illegally, and it has not indicated an intention to seek a formal order of investigation. The Enbridge Group is cooperating fully with the SEC staff.

        Based on an internal review of the forecast and terms of the Acquisition, the Enbridge Group continues to believe that the financial forecast had a reasonable basis and the price paid for the assets was fair to the Partnership. The Partnership believes that the informal investigation will not have a material adverse effect on the financial condition of the Partnership.

Item 2. Properties

        We have no physical properties.

Item 3. Legal Proceedings

        We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Listed Shares are listed and traded on the NYSE under the symbol EEQ. The quarterly price ranges per Listed Share are summarized as follows:

	Market Price Data
	2003		2002*
Quarter ended:
	Low	High	Low	High
March 31	$36.95	$40.09	—	—
June 30	$37.75	$45.85	—	—
September 30	$42.65	$48.65	—	—
December 31	$44.26	$48.65	$32.70	$38.65

*
Listed Shares began trading on October 11, 2002.

        On March 1, 2004, the last reported sales price of the Listed Shares on the New York Stock Exchange was $47.52. There were approximately 8,000 holders of our Listed Shares as of March 1, 2004, which includes individual participants in security positions listings.

        The following table sets forth the share distributions, as approved by the Board of Directors, for each period in the years ended December 31, 2003 and 2002.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
2003
October 22, 2003	November 14, 2003	October 31, 2003	$0.925	$46.603	196,417	162,590	33,827
July 23, 2003	August 14, 2003	July 31, 2003	$0.925	$46.627	191,910	158,859	33,051
April 24, 2003	May 15, 2003	April 30, 2003	$0.925	$39.841	219,501	181,698	37,803
January 23, 2003	February 14, 2003	January 31, 2003	$0.925	$37.824	225,687	186,818	38,869

					833,515	689,965	143,550

2002
October 24, 2002	November 14, 2002	November 1, 2002	$0.900	$35.424	228,654	189,275	39,379

        In 2003, Enbridge Management had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $35.4 million.

        On January 22, 2004, Enbridge Management's board of directors declared a share distribution payable on February 13, 2004, to stockholders of record as of February 2, 2004, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units owned by Enbridge Management. The amount of i-units received by Enbridge Management from the Partnership on February 13, 2004 was 188,998. The total i-units were computed by dividing $0.925, the cash amount distributed per common unit, by $49.247, the average closing price of the Listed Shares on the NYSE for the period of ten days prior to the ex-dividend date, multiplied by 10,062,170, the number of shares outstanding prior to the distribution. Enbridge Management distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6. Selected Financial Data

        The following table sets forth, for the periods and at the dates indicated, summary financial data for the Company. The table is derived from the consolidated financial statements of the Company and notes thereto, and should be read in conjunction with those audited consolidated financial statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended December 31, 2003	May 14, 2002 (inception) through December 31, 2002
	(dollars in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P	16.2	—
Income tax expense	(12.3)	(1.6)

Net income	$22.8	$3.1

Basic and diluted earnings per share	$2.35	$1.05

Weighted average shares outstanding	9.7	2.9

Equivalent distribution value per share(1)	$3.70	$0.90

Number of additional shares distributed	0.83	0.23

Total assets at December 31	$358.0	$332.6

(1)
This is the amount of cash distribution payable to each common unit of Enbridge Energy Partners, L.P. for each period shown.

        Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership's 10-K, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations is based on its Consolidated Financial Statements. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes of the Company listed in the Index to Consolidated Financial Statements on page F-1 of this report.

BUSINESS OVERVIEW

        We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for U.S. federal income tax purposes. The General Partner owns all of our voting shares and is indirectly wholly-owned by Enbridge.

        By agreement with the Partnership and the General Partner, we manage the business and affairs of the Partnership, subject to the General Partner's right to approve specified actions.

        The information set forth under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Partnership's 10-K for the year ending December 31, 2003, is hereby incorporated by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The consolidated financial statements of Enbridge Management are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on the consolidated financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in Enbridge Energy Partners, L.P.

        Enbridge Management uses the equity method of accounting for its ownership interest in the Partnership's net income and comprehensive income because it exercises significant influence over the Partnership. Enbridge Management's share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2003 and 2002, Enbridge Management owned approximately 18.2% and 20.3% in the Partnership, respectively. Enbridge Management's ownership percentage changes as i-units are distributed. Changes in the calculation of the ownership percentage affect the net income and comprehensive income of Enbridge Management.

Gain on issuance of units by Enbridge Energy Partners, L.P.

        Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and Enbridge Management does not participate in the issuance. To the extent the new issuance price per unit is greater than or less than Enbridge Management's average cost per unit, a gain/(loss) is recognized.

Off-Balance Sheet Arrangements

        Enbridge Management has no off-balance sheet arrangements.

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of the Partnership attributable to the i-units we own. At December 31, 2003 and 2002, through our ownership of i-units, we owned an approximate 18.2% and 20.3% limited partner interest in the Partnership, respectively. As we manage the Partnership on behalf of the General Partner, we use the equity method of accounting for our investment and, therefore, we recorded earnings equal to our ownership percentage of the Partnership's limited partners' net income.

        Our percentage ownership in the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of additional common units by the Partnership. For the years ended December 31, 2003 and 2002, the Partnership reported net income of $111.7 million and $78.1 million, respectively.

        Our net income of $22.8 million and $3.1 million for the years ended December 31, 2003 and 2002, respectively, represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership's issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as our net income divided by our weighted-average number of outstanding shares during the period. There are no securities outstanding that may be converted into or exercised for shares.

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. At December 31, 2003, our issued capitalization consisted of cash contributed by the General Partner in connection with our formation in exchange for its voting equity interest, and $374.2 million associated with our 10,062,169 outstanding Listed Shares. At December 31, 2002, our issued capitalization consisted of cash contributed by the General Partner in connection with our formation in exchange for its voting equity interest and $338.9 million associated with our 9,228,654 outstanding Listed Shares. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own.

        We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of Enbridge Management's limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase Enbridge Management's outstanding shares. In addition, Enbridge generally agreed to indemnify Enbridge Management for any tax liability attributable to the formation of Enbridge Management, its management of the Partnership or its ownership of the i-units. As well, Enbridge generally agreed to indemnify Enbridge Management for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

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

        If we incur liabilities or other obligations in connection with the performance of our obligations under the Delegation of Control Agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing the business and affairs of the Partnership and the reimbursement of these expenses that we receive will continue to be equal. As stated above, we do not receive quarterly distributions of cash on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity.

        We are not permitted to borrow money or incur debt other than with Enbridge and its affiliates without the approval of holders owning at least a majority of our shares.

INCOME TAXES

        Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations for the period in which such changes are effective. Currently, our only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership. The effective tax rate used in computing our income tax provision is 35%, which represents the federal statutory rate.

        We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership. Enbridge also agreed to indemnify us and from any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

        For a discussion of these matters as they pertain to the Partnership, please read "Part II, Item 7A." of the Partnership's 10-K, which is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and the independent auditors' report thereon, and unaudited supplementary information, begin on page F-1 of this Report and are hereby incorporated by reference.

        The consolidated financial statements of the Partnership, together with the notes thereto, the independent accountants' report thereon and unaudited supplementary information, can be found in the Partnership's 10-K in "Part II, Item 8," which is hereby incorporated by reference.

12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in the Partnership's annual and quarterly reports under the Securities Exchange Act of 1934. Management of Enbridge Management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our business and affairs are managed by our board of directors.

        Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management, the delegate of the General Partner under a Delegation of Control Agreement among the Partnership, the General Partner and Enbridge Management. All directors of the General Partner are elected annually by, and may be removed by, Enbridge Pipelines Inc. ("Enbridge Pipelines") as the sole stockholder of the General Partner. All directors of Enbridge Management are elected annually by, and may be removed by, the General Partner as the sole holder of Enbridge Management's voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the respective boards of directors of the General Partner and Enbridge Management. All directors and officers of the General Partner hold identical positions in Enbridge Management.

Name	Age	Position
J.A. Connelly	57	Director
P.D. Daniel	57	Director
E.C. Hambrook	66	Director
M.O. Hesse	61	Director
G.K. Petty	62	Director
D.C. Tutcher	55	President and Director
J.R. Bird	54	Group Vice President—Liquids Transportation and Director
G.L. Sevick	48	Vice President—Liquids Transportation-Operations
M.A. Maki	39	Vice President—Finance
T.L. McGill	49	Vice President—Commercial Activity & Business Development
A.D. Meyer	47	Vice President—Liquids Transportation-Technology
R.L. Adams	39	Vice President—Operations and Technology
L.S. Cruess	46	Treasurer
J.L. Balko	38	Controller
E.C. Kaitson	47	Corporate Secretary

        J.A. Connelly was elected a director of the General Partner in January 2003 and serves on its Audit, Finance & Risk Committee. Mr. Connelly served as Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

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

        E.C. Hambrook was elected a director of the General Partner in January 1992 and serves on its Audit, Finance & Risk Committee. Mr. Hambrook served as Chairman of the General Partner from July 1996 until July 1999. Mr. Hambrook has served as President of Hambrook Resources, Inc. since its inception in 1991. Hambrook Resources, Inc. is a real estate investment, marketing and sales company.

        M.O. Hesse was elected a director of General Partner in April 2003 and serves as a member of its Audit, Finance & Risk Committee. Ms. Hesse is President and CEO of Hesse Gas Company. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She currently serves as a director of several domestic and international public companies.

        G.K. Petty was elected a director of the General Partner in February 2001 and serves on its Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty is a business consultant providing executive management consulting services to the telecommunications industry.

        D.C. Tutcher was elected a director and President of the General Partner in June 2001. He also currently serves as Group Vice President, Transportation South of Enbridge. He was previously Chairman of the Board, President and Chief Executive Officer of Midcoast Energy Resources, Inc. from its formation in 1992 until it was acquired by Enbridge on May 11, 2001.

        J.R. Bird served as a director of the General Partner from September 2000 to January 2003 and was reelected as a Director in October 2003. He was elected Group Vice President, Liquids Transportation of the General Partner in January 2003. He served as President from September 2000 until June 2001. He has also served as Group Vice President, Transportation North of Enbridge since May 2001 and President of Enbridge Pipelines since September 2000. Prior to that time he served as Group Vice President, Transportation from September 2000 through April 2001 and as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000.

        G.L. Sevick was elected Vice President, Liquids Transportation—Operations of the General Partner in June 2001. He has served as Vice President, Operations for Enbridge Pipelines since 1999.

        M.A. Maki was elected Vice President—Finance of the General Partner in July 2002. Prior to that time, he served as Controller of the General Partner since June 2001, and prior to that, as Controller of Enbridge Pipelines since September 1999.

        T.L. McGill was elected Vice President—Commercial Activity and Business Development of the General Partner in April 2002. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

        A.D. Meyer was elected Vice President, Liquids Transportation-Technology, of the General Partner in October 2003. He also continues to serve as Vice President, Technology, Enbridge Pipelines since his appointment in July 1999. Prior to that time he served as President, Enbridge Pipelines (Athabasca) Inc. from October 1997 to July 1999.

        R.L. Adams was elected Vice President—Operations and Technology of the General Partner in April 2003. Prior to his current position, he was Director of Technology & Operations for the General Partner since 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Columbia from 1997 to 2001.

        L.S. Cruess was elected Treasurer of the General Partner in April 2003. He also has served as Vice President, Financial Services of Enbridge since April 2003. Prior to that time, he served as Vice President, Corporate Development of Enbridge from 2000 to 2003 and Vice President, Corporate Development of Utilicorp United Inc. from 1996 to 1999.

        J.L. Balko was elected Controller of the General Partner in July 2002. Prior to that time, she served as Chief Accountant of the General Partner from October 1999 to June 2002 and had served in managerial positions in accounting with Enbridge Pipelines from January 1998 to September 1999.

        E.C. Kaitson has served as Corporate Secretary of the General Partner since November 2001. He also currently serves as Associate General Counsel, of Enbridge. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge on May 11, 2001.

(b)
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based solely on the review of the reports furnished to us, we believe that, during fiscal year 2003, all Section 16(a) filing requirements applicable to Enbridge Management's directors, officers, and greater than 10% beneficial owners were met, except that a SEC Form 3, Initial Statement of Beneficial Ownership of Securities, for A.D. Meyer was filed late.

(c)
GOVERNANCE MATTERS

        We are a "controlled company," as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner's board of directors.

AUDIT, FINANCE & RISK COMMITTEE

        Enbridge Management has an Audit, Finance & Risk Committee (the "Audit Committee") comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. The members of the Audit Committee are M.O. Hesse, E.C. Hambrook, G.K. Petty and J.A. Connelly. No member of the Audit Committee serves on the audit committee of more than three public companies. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the independent auditors. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

        The current version of the charter of the Audit Committee is filed as an exhibit to this annual report on Form 10-K and is available on our website at www.enbridgemanagement.com. The Charter of the Audit Committee complies with the listing standards of the New York Stock Exchange currently applicable to us. The Charter is under review for compliance with newly adopted rules of the NYSE with which we must comply by October 31, 2004.

        Our Board of Directors has determined that M.O. Hesse, E.C. Hambrook and J.A. Connelly qualify as "Audit Committee financial experts" as defined in Item 401(h) of SEC Regulation S-K and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        Our Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do by writing in care of Chairman, Audit Committee, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

Code of Ethics and Statement of Business Conduct

        We have adopted a Code of Ethics applicable to our Senior Financial Officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We intend to post on our website any amendments to or waivers of our Code of Ethics for Senior Financial Officers. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

        We also have a Statement of Business Conduct applicable to all employees, officers and directors of Enbridge Management. A copy of the Statement of Business Conduct is available on our website at www.enbridgemanagement.com. We intend to post on our website any amendments to or waivers of our Statement of Business Conduct. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

        The non-management directors of Enbridge Management meet at regularly scheduled executive sessions without management. J.A. Connelly or E.C. Hambrook serve as the presiding director at those executive sessions. Persons wishing to communicate with the Company's non-management directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

        The following table sets forth the total annual and long-term compensation for all services rendered in all capacities to Enbridge Management for the fiscal years ended December 31, 2003 and 2002, of Enbridge Management's Chief Executive Officer and the other most highly compensated executive officers (the "Named Executive Officers"). No allocation of compensation is made between the Partnership and Enbridge Management because the Partnership bears an allocable portion of these officers' total compensation that is based approximately on the percentage of time each of these officers devotes to Enbridge Management and the Partnership. The other affiliates of Enbridge, to whom these officers also render services, bear the remainder of the compensation expenses of these officers. Compensation of the Named Executive Officers for years prior to 2002 is not reported because we were not in existence prior to 2002.

Summary Compensation Table

Name & Principal Position	Year	Salary		Bonus		Other Annual Compensation (1)(2)		All Other Compensation (3)		Approximate Percentage of Time Devoted to Enbridge Management and the Partnership
D.C. Tutcher President	2003 2002	$ $	309,750 296,250	$ $	235,000 91,000	$ $	35,000 40,000	$ $	10,000 11,625	80 80
T.L. McGill Vice President—Commercial Activity & Business Development	2003 2002	$ $	221,000 182,474	$ $	89,800 34,000	$ $	20,000 16,886	$ $	6,361 4,193	90 90
E.C. Kaitson Secretary	2003 2002	$ $	168,000 161,250	$ $	35,400 18,200	$ $	10,000 10,000	$ $	8,375 8,990	90 90
M.A. Maki Vice President—Finance	2003 2002	$ $	161,750 136,762	$ $	71,400 55,700	$ $	20,000 25,978	$ $	7,100 6,950	90 90
R.L. Adams Vice President—Operations and Technology	2003 2002		$151,000 *		$54,100 *		$26,229 *		$7,568 *	90 *

* Not elected as an officer until 2003

(1)
Amounts in this column include: the flexible perquisites allowance (as described in Note 2 below), flexible credits paid as additional compensation (as described in Note 2 below), reimbursements for professional financial services, one-time payments for termination benefits and the taxable benefit from loans by Enbridge, which were granted for relocation or hiring incentive purposes (and amounts reimbursed for the payment of taxes relating to such benefit).

(2)
In fiscal 2003, the Named Executive Officers were given a Flexible Perquisites Allowance to cover perquisites that may have been previously paid on behalf of each executive. Effective July 1, 2001, Enbridge adopted a flexible benefit program where employees receive an amount of flex credits based on their family status and base salary. Flex credits can be (a) used to purchase various benefits (such as extended health or dental coverage, disability insurance and life insurance) on the same terms as are available to all employees; (b) applied as contributions to the Stock Purchase and Savings Plan (as described in Note 3 below); or (c) paid to the employee as additional compensation. In 2003, Mr. Tutcher received perquisites and other personal benefits totaling $35,000, of which $30,000 related to his Flexible Perquisites Allowance; Mr. McGill received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; Mr. Kaitson received perquisites and other personal benefits totaling $10,000, all of which related to his Flexible Perquisites Allowance; Mr. Maki received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; and Mr. Adams received perquisites and other personal benefits totaling $26,229, of which $17,500 related to his Flexible Perquisites Allowance.

(3)
Employees in the United States participate in the Enbridge Employee Services, Inc. Savings Plan (the "401(k) Plan") under which employees may contribute up to 25% of their base salary, with employee contributions up to 5% matched by Enbridge (all subject to the contribution limits specified in the Internal Revenue Code). Enbridge's contributions are used to purchase Enbridge shares at market value and the employees' contributions may be used to purchase Enbridge shares or nine designated funds. During 2003, Enbridge made contributions of $10,000, $6,361, $7,100, $8,375 and $7,568, respectively, to the 401(k) Plan for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki, Mr. Kaitson, and Mr. Adams.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Neither Enbridge Management nor the General Partner have a compensation committee, therefore, all decisions related to executive compensation matters are made by a committee of the Board of Directors of Enbridge.

        Enbridge has a Human Resources & Compensation Committee (the "Committee") which is presently comprised of the following directors (the date of their appointment to the Committee is listed after their name): D.A. Arledge (January 1, 2002), E.S. Evans (May 3, 2002), W.R. Fatt (Chair) (May 3, 2002), R.L. George (April 29, 1999), R.W. Martin (February 1, 2001) and D.J. Taylor (May 2, 1996). During 2003, no member of the Committee was an officer or employee of Enbridge or any of its subsidiaries, or had any relationship with Enbridge except as director, other than D.J. Taylor, who was a non-executive officer holding the office of Chair of the Board. Effective February 24, 2004, the Board of Directors of Enbridge revised bylaw No. 1 of the corporation so that Chair of the Board is no longer an office of the corporation. Mr. Taylor continues as Chair of the Board of Enbridge, however, effective February 24, 2004, is no longer an officer of the Board.

STOCK OPTIONS

        Options to purchase shares of Enbridge may from time to time be granted by Enbridge to our Named Executive Officers, but no portion of any such grant is attributable to services performed for the Partnership or Enbridge Management nor are any expense reimbursements made by the Partnership on account of such options.

EMPLOYMENT AGREEMENTS

        Messrs. Tutcher and Kaitson have Executive Employment Agreements with Enbridge. The Agreements commenced on May 11, 2001, and continue until the earlier of (i) the date of voluntary retirement in accordance with the retirement policies established for senior employees of Enbridge, (ii) the voluntary resignation which is not a constructive dismissal, or (iii) termination based on disability, death, cause or by either party. The Agreements provide that in the event of termination of employment, the executive agrees to keep confidential all information of a confidential or proprietary nature and further agrees not to use such information for personal advantage. The Agreements also provide for a base salary, annual reviews, discretionary raises, participation in short and long-term incentive plans of Enbridge and severance payments in the amount of two years' compensation in the event of termination by Enbridge.

DIRECTOR COMPENSATION

        Enbridge employees who are members of the board of directors of the General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities. Members of the board of directors of the General Partner and Enbridge Management who are not employees receive an aggregate annual fee of $20,000, paid quarterly, plus $1,000 per day for each meeting of the board of directors or committees of the board. In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees and an additional $500 for meetings requiring out of town travel. The director who serves as chairman of the audit committees is paid an additional $5,000 per year and the director who serves as chairman of the boards is paid an additional $10,000 per year, paid quarterly. The General Partner indemnifies each director for actions associated with being a director to the full extent permitted under Delaware law and maintains errors and omissions insurance.

        Mr. Hambrook served as chairman of a special committee of the board of directors of the General Partner in 2002 and 2003, in its capacity as General Partner of the Partnership. The special committee of the Partnership was empowered to act on behalf of the Partnership in its purchase of the Midcoast assets. As compensation, Mr. Hambrook received a fee of $20,000, plus a fee of $1,000 per committee meeting. In addition, he was reimbursed for out-of-pocket expenses in connection with attending special committee meetings and an additional $500 for each meeting requiring out of town travel.

        Messrs. Hambrook and Connelly served on pricing committees in 2003 in connection with public offerings to sell limited partnership interests in the Partnership. As compensation for serving on the pricing committees, they each received a fee of $1,000 per meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        (a) Security Ownership of Management and Directors

        The following table sets forth information as of February 17, 2004, regarding the beneficial ownership of our shares by all directors and of executive officers Enbridge Management.

	Enbridge Management Shares(1)
	Number of Shares	Percent of Class
J.A. Connelly	—	—
P.D. Daniel	—	—
E.C. Hambrook	1,019	*
M.O. Hesse	2,598	*
G.K. Petty	769	*
D.C. Tutcher	16,646	*
J.R. Bird	8,543	*
G.L. Sevick	—	—
M.A. Maki	—	—
T.L. McGill	—	*
A.D. Meyer	—	—
R.L. Adams	—	—
L.S. Cruess	—	—
J.L. Balko	—	—
E.C. Kaitson	—	—

Directors and Executive Officers as a group (15 persons)	29,575	*

*
Less than 1%

(1)
Each beneficial owner has sole voting and investment power with respect to all the shares attributed to him/her.

        (b) Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 17, 2004, unless otherwise noted, with respect to persons known to Enbridge Management to be the beneficial owners of more than 5% of our shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	1,765,480	17.2%
Oppenheimer Funds, Inc.(3) Two World Finanical Center 225 Liberty Street, 11th Floor New York, NY 10281	545,159	5.3%
Goldman, Sachs & Co.(4) The Goldman Sachs Group, Inc. 85 Broad St. New York, N.Y. 10004	1,019,256	9.9%
Neuberger Berman, Inc.(5) 605 3rd Avenue New York, NY 10158	1,239,075	12.1%

(1)
As of February 17, 2004, there were 10,251,167 issued and outstanding Listed Shares. In all cases we will vote, or refrain from voting, the Partnership's i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership's partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership's i-units will at all times be equal.

(2)
The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)
As per its report on Schedule 13G filed February 11, 2004, Oppenheimer Funds, Inc. has shared dispositive power as to all shares indicated, and Oppenheimer Capital Income Fund has sole voting power and shared dispositive power as to all shares included. Oppenheimer Funds, Inc. disclaims beneficial ownership of all shares indicated. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, NY 10281, and the address of Oppenheimer Capital Income Fund is 6803 South Tucson Way, Centennial, CO 80112.

(4)
As per its report on Schedule 13G filed February 12, 2004, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. has shared voting power and shared dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(5)
As per its report on Schedule 13G/A filed February 13, 2004, Neuberger Berman, LLC has sole voting power as to 1,083,682 shares and shared dispositive power as to 1,239,075 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

        We do not have any shares that have been approved for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

        Under the Delegation of Control Agreement, the General Partner delegated, and we assumed, all of the General Partner's power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., our wholly-owned subsidiary ("EMS"), under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner to manage the business and affairs of the Partnership.

        The Partnership has agreed to reimburse EMS and us under the Delegation of Control Agreement for any direct and indirect expenses incurred by EMS and us to the same extent as it does with respect to the General Partner as general partner. In addition, the Partnership will reimburse EMS and us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to the tax indemnification agreement between Enbridge and us. The Partnership has also agreed to indemnify and protect us, EMS and our respective officers and directors in performing these management and control functions to the same extent as it does with respect to the General Partner as general partner.

        For the years ended December 31, 2003 and 2002, all expenses in connection with the management of the business and affairs of the Partnership were paid directly by the Partnership.

        Because neither EMS nor we have employees, we have entered into various services agreements with Enbridge and certain of its subsidiaries to fulfill our obligations under the Delegation of Control Agreement and the Agency Agreement. These services agreements allow EMS and us to obtain from Enbridge and its subsidiaries various administrative, operational, technical and professional services and the use of related personnel. The Partnership directly reimburses Enbridge and its subsidiaries for the actual amount of direct and indirect expenses they incur and payments they make on behalf of EMS and us in connection with the services and personnel provided to EMS and us. In other cases, Enbridge allocates to its affiliates an agreed percentage of the total expenses with respect to a particular type of service provided by Enbridge to all of its affiliates, including EMS and us. In either case, the Partnership pays directly or reimburses EMS and us for any amounts that EMS or we incur under the services agreements. The services agreements also provide that Enbridge and its affiliates will indemnify EMS and us for certain losses and defend us against certain claims in connection with providing or failing to provide the agreed services to EMS and us. Similarly, EMS and we have agreed to indemnify Enbridge and its affiliates for certain losses and defend them against certain claims as a result of their provision of the agreed services.

        For the years ended December 31, 2003 and 2002, expenses for services and personnel provided under the services agreements were paid directly by the Partnership.

SUPPORTIVE ARRANGEMENTS WITH ENBRIDGE

        In connection with our initial public offering in October 2002, we entered into a tax indemnification agreement and purchase provisions with Enbridge. Under the tax indemnification agreement, Enbridge has agreed to indemnify us for any tax liability attributable to our formation, our management of the business and affairs of the Partnership and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction. Under the purchase provisions, Enbridge has the right to purchase our outstanding Listed Shares in connection with certain significant events involving the Partnership and also whenever Enbridge owns more than 80% of our outstanding Listed Shares. We paid Enbridge $500,000 in consideration of its obligations under the tax indemnification agreement and purchase provisions.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

        In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner's initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 17, 2004, the General Partner owned approximately 1,765,480, or approximately 17.2%, of our Listed Shares and 1.16, or 100%, of our voting shares.

        At February 17, 2004, we owned 10,251,168 i-units, constituting all of the outstanding i-units and an approximate 18.2% limited partner interest in the Partnership. For further discussion of Ownership and Distributions as it pertains to the Partnership, please read "Part III, Item 13. of the Partnership's Annual Report", which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

        For a discussion of other relationships and related transactions as they pertain to the Partnership, please read "Part III, Item 13." of the Partnership's Annual Report, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management's principal independent auditors, for each of its two fiscal years.

	For the years ended December 31,
	2003	2002
Audit fees(1)	$51,158	$90,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$51,158	$90,000

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements. Included in the 2002 fees is $60,000 that relates to fees billed for professional services rendered in conjunction with the filing of Enbridge Management's Registration Statement on Form S-1.

        Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority.

        All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report.

  (a)
  As to financial statements, supplementary information and financial statement schedules, reference is made to "Index to Consolidated Financial Statements, Supplementary Information and Financial Statement Schedules" on page F-1 of this Report.

  (b)
  Enbridge Management had no filings on Form 8-K during the fourth quarter of 2003.

  (c)
  Reference is made to the "Index of Exhibits" following the signature page, which is hereby incorporated into this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: March 12, 2004	By:	/s/ DAN C. TUTCHER Dan C. Tutcher (President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ D.C. TUTCHER D.C. Tutcher President and Director (Principal Executive Officer)	/s/ M.A. MAKI M.A. Maki Vice President—Finance (Principal Financial Officer)
/s/ J.A. CONNELLY J.A. Connelly Director	/s/ E.C. HAMBROOK E.C. Hambrook Director
/s/ G.K. PETTY G.K. Petty Director	/s/ P.D. DANIEL P.D. Daniel Director
/s/ M.O. HESSE M.O. Hesse Director	/s/ J.R. BIRD J.R. Bird Director

INDEX TO EXHIBITS

        The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed May 31, 2002).
3.2
Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.1	Tax Indemnification Agreement (Exhibit 10.1 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.2	Delegation of Control Agreement (Exhibit 10.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.3	Amended and Restated Treasury Services Agreement (Exhibit 10.3 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.4	Operational Services Agreement (Exhibit 10.4 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.5	General and Administrative Services Agreement (Exhibit 10.5 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
*10.6	Executive Employment Agreement, dated May 11, 2001, between Dan C. Tutcher, as Executive, and Enbridge Inc., as Corporation.
*10.7	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation.
14.1	Code of Ethics for Senior Financial Officers
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C.
99.2	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2003.

*
Management Compensation or Incentive Plan.

        All Exhibits listed above (with the exception of Exhibits 14.1, 21.1, 31.1, 31.2, 32.1, 32.2 and 99.1 which are filed herewith) are incorporated herein by reference to the documents identified in parentheses.

        Copies of Exhibits may be obtained upon written request of any Shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
SUPPLEMENTARY INFORMATION AND
FINANCIAL STATEMENT SCHEDULES
ENBRIDGE ENERGY MANAGEMENT, L.L.C.

Financial Statements
Report of Independent Auditors
Consolidated Statements of Income for the year ended December 31, 2003 and the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statements of Comprehensive Income for the year ended December 31, 2003 and the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statements of Cash Flows for the year ended December 31, 2003 and the period from May 14, 2002 (the date of inception) to December 31, 2002
Consolidated Statements of Financial Position as of December 31, 2003 and 2002
Consolidated Statement of Stockholders' Equity as of December 31, 2003 and 2002
Notes to the Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules not included in this Report have been omitted because they are not applicable.

Report of Independent Auditors

To the Board of Directors and Stockholders of
Enbridge Energy Management, L.L.C.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. and its subsidiary (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from May 14, 2002 (the date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
January 27, 2004

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars and units in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P.	16.2	—

Income before income tax expense	35.1	4.7
Income tax expense (Note 6)	12.3	1.6

Net income	$22.8	$3.1

Net income per share, basic and diluted	$2.35	$1.05

Weighted average shares outstanding	9.7	2.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars in millions)
Net income	$22.8	$3.1
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $4.4 and zero, respectively	(5.2)	(2.9)

Comprehensive income	$17.6	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars in millions)
Cash provided from operating activities
Net income	$22.8	$3.1
Adjustments to reconcile net income to cash provided by operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(18.9)	(4.7)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(16.2)	—
Deferred income tax expense	12.3	1.6

	—	—

Investing activities
Investment in Enbridge Energy Partners, L.P.	—	(330.8)

	—	(330.8)

Financing activities
Shares issued	—	351.0
Issuance costs	—	(20.2)

	—	330.8

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2003	2002
	(dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$358.0	$332.6

	$358.0	$332.6

LIABILITY AND STOCKHOLDERS' EQUITY
Deferred income tax liability (Note 6)	$9.5	$1.6

	9.5	1.6

Stockholders' equity (Note 3)
Voting shares—unlimited authorized; 1.12 in 2003 and 1.02 in 2002 issued and outstanding	—	—
Listed Shares—unlimited authorized; 10,062,169 in 2003 and 9,228,654 in 2002 issued and outstanding	374.2	338.9
Accumulated deficit	(17.6)	(5.0)
Accumulated other comprehensive loss	(8.1)	(2.9)

	348.5	331.0

	$358.0	$332.6

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year ended December 31, 2003		May 14, 2002 (inception) through December 31, 2002
	Shares	Amount	Shares	Amount
	(dollars in millions)
Voting Shares
Beginning Balance	1.02	$—	—	$—
Issuance of Voting Shares to Enbridge Energy Company, Inc.	—	—	1.0	—
Share Dividends	0.10	—	0.2	—

Ending Balance	1.12	—	1.02	—

Listed Shares
Beginning Balance	9,228,654	338.9	—	—
Initial Public Offering of Listed Shares	—	—	9,000,000	351.0
Issuance Costs	—	(0.1)	—	(20.2)
Share Dividends	833,515	35.4	228,654	8.1

Ending Balance	10,062,169	374.2	9,228,654	338.9

Accumulated Deficit
Beginning Balance		(5.0)		—
Net Income		22.8		3.1
Share Dividends		(35.4)		(8.1)

Ending Balance		(17.6)		(5.0)
Accumulated Other Comprehensive Loss
Beginning Balance		(2.9)		—
Equity in Other Comprehensive Loss of Enbridge Energy Partners, L.P.		(5.2)		(2.9)

Ending Balance		(8.1)		(2.9)

Total Stockholders' Equity		$348.5		$331.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        Enbridge Energy Management, L.L.C. and its subsidiary, ("Enbridge Management"), is a publicly traded, Delaware limited liability company that was formed on May 14, 2002. Enbridge Management's Listed Shares ("Listed Shares") are traded on the New York Stock Exchange ("NYSE") under the symbol "EEQ." Enbridge Management is a limited partner of Enbridge Energy Partners, L.P. (the "Partnership") through its ownership of i-units, a separate class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., ("the General Partner"), Enbridge Management manages the Partnership's business affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company based in Calgary, Canada. The General Partner owns 1.12 or 100% of Enbridge Management's voting shares, as well as 1,732,930 Listed Shares, or 17.2%, while the remaining 8,329,239 Listed Shares of Enbridge Management, or 82.8%, are held by the public at December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements of Enbridge Management are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on the consolidated financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Principles of Consolidation

        The financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary on a consolidated basis, Enbridge Management Services, L.L.C. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for Investment in Enbridge Energy Partners, L.P.

        Enbridge Management uses the equity method of accounting for its ownership in the Partnership because it exercises significant influence over the Partnership. Enbridge Management's share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2003 and 2002, Enbridge Management owned approximately 18.2% and 20.3% in the Partnership, respectively.

Gain on issuance of units by Enbridge Energy Partners, L.P.

        Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and Enbridge Management does not participate in the issuance. To the extent the new issuance price per unit is greater than or less than Enbridge Management's average cost per unit, a gain/(loss) is recognized.

Accounting for Share Distributions

        Enbridge Management makes share dividends at the same time that the Partnership declares and makes distributions to its General Partner and the holders of its common units on a quarterly basis. Enbridge Management does not, however, receive distributions of cash in respect of the i-units we own and does not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units that Enbridge Management owns, Enbridge Management makes share dividends, with the result that the number of Enbridge Management shares that are then outstanding equal the number of i-units that Enbridge Management owns in the Partnership.

Net Income per Share

        Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

Income Taxes

        Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership. The effective tax rate used in computing our income tax provision is 35%, which represents the federal statutory rate.

        We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

Comprehensive Income

        Comprehensive income differs from net income due to the equity in other comprehensive income (loss) of the Partnership.

3. SHARE DISTRIBUTIONS

        Enbridge Management's authorized capital structure consists of two classes of interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. Prior to the October 17, 2002 initial public offering of Listed Shares, the issued capitalization consisted of cash contributed by the General Partner for one voting share.

        On October 17, 2002, Enbridge Management issued 7,450,000 Listed Shares to the public for cash and 1,550,000 Listed Shares to the General Partner for cash, using the net proceeds of the offering of approximately $330.8 million, based on the public offering price of $39.00 per share, to purchase 9,000,000 i-units from the Partnership, compensate Enbridge for agreeing to the purchase provisions and the tax indemnification agreement and pay costs of the offering. Enbridge Management does not receive quarterly distributions of cash on these i-units from the Partnership; instead, the number of i-units owned by Enbridge Management increase automatically under the Partnership's partnership agreement.

        The following table sets forth the share distributions, as approved by the Board of Directors for each period in the years ended December 31, 2003 and 2002.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
2003
October 22, 2003	November 14, 2003	October 31, 2003	$0.925	$46.603	196,417	162,590	33,827
July 23, 2003	August 14, 2003	July 31, 2003	$0.925	$46.627	191,910	158,859	33,051
April 24, 2003	May 15, 2003	April 30, 2003	$0.925	$39.841	219,501	181,698	37,803
January 23, 2003	February 14, 2003	January 31, 2003	$0.925	$37.824	225,687	186,818	38,869

					833,515	689,965	143,550

2002
October 24, 2002	November 14, 2002	November 1, 2002	$0.900	$35.424	228,654	189,275	39,379

        Enbridge Management had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $35.4 million.

        On January 22, 2004, Enbridge Management's Board of Directors declared a share distribution payable on February 13, 2004, to stockholders of record as of February 2, 2004, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units owned by Enbridge Management. The amount of i-units received by Enbridge Management from the Partnership was 188,998. The total i-units were computed by dividing $0.925, the cash amount distributed per common unit, by $49.247, the average closing price of the Listed Shares on the NYSE for the period of ten days prior to the ex-dividend date, multiplied by 10,062,170, the number of shares outstanding prior to the distribution. Enbridge Management will also distribute additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

4. GAIN ON ISSUANCE OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

        In December 2003, the Partnership issued 5.0 million Class A common units at $50.30 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $240.3 million. Proceeds from this offering were used to reduce borrowings under the Partnership's credit facility and to pay the December 15, 2003 sinking fund payment on the First Mortgage

Notes. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced to 18.2% from 19.4%. As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $11.2 million, before income taxes.

        In May 2003, the Partnership issued 3.85 million Class A common units at $44.79 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $165.5 million. Proceeds from this offering were used to reduce borrowings under the Partnership's credit facility and an affiliate loan from Enbridge (U.S.) Inc. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced to 19.4% from 20.7%. This resulted in the recognition of a dilution gain of $5.0 million, before income taxes.

5. RELATED PARTY TRANSACTIONS

        At the time of the initial public offering, Enbridge Management became a limited partner in the Partnership and, pursuant to a Delegation of Control Agreement with the General Partner, assumed the management of its business and affairs. Pursuant to this agreement, Enbridge Management has assumed substantially all of the General Partner's power and authority to manage the business and affairs of the Partnership and its subsidiaries. The Delegation of Control Agreement provides that Enbridge Management will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

        The General Partner remains responsible to the Partnership for actions taken or omitted by Enbridge Management while serving as the delegee of the General Partner as if the General Partner had itself taken or omitted to take such actions. The General Partner owns all of Enbridge Management's voting shares. The General Partner has agreed not to voluntarily withdraw as general partner of the Partnership and has agreed not to transfer its interest as general partner of the Partnership unless the transferee agrees in writing to be bound by the terms and conditions for the Delegation of Control Agreement that apply to the general partner.

        The Partnership recognizes the delegation of rights and powers to Enbridge Management and indemnifies and protects Enbridge Management, its officers and directors to the same extent as it does with respect to the General Partner. In addition, the Partnership reimburses Enbridge Management's expenses to the same extent as it does with respect to the General Partner as general partner and also reimburses Enbridge Management for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

        Enbridge Employee Services, Inc. ("EES") is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to Enbridge Management, the General Partner, the Partnership and the Partnership's operating partnerships and subsidiaries (collectively, the "Group"). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. There is no profit or margin charged by EES to the members of the Group. For the period ending December 31, 2003 and 2002, all employee related costs from EES were charged directly to the Partnership and therefore, there were no amounts paid out by Enbridge Management.

6. INCOME TAXES

        The long-term deferred income tax liability of $9.5 million and $1.6 million as of December 31, 2003 and 2002, results from the deferred income tax expense associated with recording Enbridge Management's equity in earnings of the Partnership and Enbridge Management's share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by Enbridge Management will not be allocated income, gain, loss or deductions of the Partnership until such time that Enbridge Management disposes of its investment in the Partnership, thus resulting in the deferred income tax liability. The effective tax rate utilized in computing income tax expense is 35%, the federal statutory rate.

7. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	2003	2002
	(dollars in millions)
Operating Revenues	$3,172.3	$1,185.5
Operating Expenses	2,978.0	1,047.5

Operating Income	194.3	138.0

Net Income	$111.7	$78.1

Current Assets	$408.8	$297.5

Long-term Assets	$2,823.0	$2,537.4

Current Liabilities	$588.6	$358.6

Long-term Liabilities	$1,329.9	$1,484.7

Partners' Capital	$1,313.3	$991.6

8. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in millions, except per unit amounts)	First	Second	Third	Fourth	Total
2003 Quarters
Net income	$3.8	$5.6	$2.5	$10.9	$22.8
Net income per share, basic and diluted	$0.41	$0.58	$0.26	$1.10	$2.35
2002 Quarters(1)
Net income	—	—	—	$3.1	$3.1
Net income per share, basic and diluted	—	—	—	$1.05	$1.05

(1)
Enbridge Management began recording equity income from investment in the Partnership upon acquiring the i-units in October 2002.