Form 10-Q
period 2004-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2004-05-04
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒       No  ☐

The Registrant had 10,251,167 Listed shares outstanding as of May 4, 2004.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Exhibits

This Quarterly Report on Form 10-Q contains forward-looking statements.   These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology.  In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. (“Enbridge Management”) to control or predict. For additional discussion of risks, uncertainties, and assumptions, see Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2004	2003
	(unaudited; in millions, except per share amounts)

Equity income from investment in Enbridge Energy Partners, L.P.	$5.1	$5.8

Gain on issuance of units by Enbridge Energy Partners, L.P.	0.9	—

Income before income tax expense	6.0	5.8

Income tax expense	(2.1)	(2.0)

Net income	$3.9	$3.8

Net income per share, basic and diluted	$0.38	$0.41

Weighted average shares outstanding	10.2	9.3

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2004	2003
	(unaudited, in millions)

Net income	$3.9	$3.8

Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $1.2 and $1.2, respectively.	$(2.4)	$(2.2)

Comprehensive income	$1.5	$1.6

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2003
	(unaudited, in millions)

Cash flows from operating activities
Net income	$3.9	$3.8
Adjustments to reconcile net income to cash provided from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(5.1)	(5.8)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(0.9)	—
Deferred income tax expense	2.1	2.0

Net cash flows from operating activities	$—	$—

Net cash flows from investing activities	$—	$—

Net cash flows from financing activities	$—	$—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2004	2003
	(unaudited; dollars in millions)
ASSETS

Investment in Enbridge Energy Partners, L.P.	$360.4	$358.0
	$360.4	$358.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deferred income tax liability	$10.4	$9.5
	10.4	9.5
Stockholders’ equity
Voting shares-unlimited authorized; 1.16 in 2004 and 1.12 in 2003 voting shares issued and outstanding	—	—

Listed shares-unlimited authorized; 10,251,167 in 2004 and 10,062,169 in 2003 Listed shares issued and outstanding	383.5	374.2

Accumulated deficit	(23.0)	(17.6)
Accumulated other comprehensive loss	(10.5)	(8.1)
	350.0	348.5

	$360.4	$358.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position at March 31, 2004 and December 31, 2003; the results of operations for the three month periods ended March 31, 2004 and 2003; and cash flows for the three month periods ended March 31, 2004 and 2003.  The results of operations for the three months ended March 31, 2004 and 2003 should not be taken as indicative of the results to be expected for the full year.  The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.’s (“Enbridge Management”) consolidated financial statements and notes thereto presented in Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. SHARE DISTRIBUTION

On January 22, 2004, Enbridge Management’s Board of Directors declared a share distribution payable on February 13, 2004, to stockholders of record as of February 2, 2004, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). The Partnership’s distribution increases the number of i-units owned by Enbridge Management. The amount of i-units received by Enbridge Management from the Partnership was 188,998. The total i-units were computed by dividing $0.925, the cash amount distributed per common unit, by $49.247, the average closing price of the Listed Shares on the New York Stock Exchange (“NYSE”) for the period of ten days prior to the ex-dividend date, multiplied by 10,062,170, the number of shares outstanding prior to the distribution. Enbridge Management also distributed additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc. (the “General Partner” of the Partnership) in respect of these additional i-units.

During the first three months of 2004, Enbridge Management had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of  $9.3 million.

On April 26, 2004, Enbridge Management’s Board of Directors declared a share distribution payable on May 14, 2004, to stockholders of record as of May 5, 2004, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units owned by Enbridge Management. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management’s shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.  Enbridge Management will also distribute additional Listed Shares to the Listed Shareholders and additional shares to the General Partner in respect of these additional i-units.

3. GAIN ON ISSUANCE OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted.  This occurs when the Partnership issues additional Class A common units and Enbridge Management does not participate in the issuance.  To the extent the new issuance price per unit is greater than or less than Enbridge Management’s average cost per unit, a gain/(loss) is recognized.

In January 2004, the Partnership issued 450,000 Class A common units due to the exercise of the over allotment option from its December 2003 issuance at $50.30 per unit, which generated proceeds, net of underwriters’ fees and discounts, commissions and issuance expenses, of approximately $21.6 million.  As Enbridge Management did not participate in the Partnership’s issuance, its effective ownership interest in the Partnership was reduced to 18.1% from 18.2%.  As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $0.9 million, before income taxes.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended March 31,
	2004	2003
	(dollars in millions)

Operating revenue	$982.5	$896.1
Operating expenses	929.9	842.2
Operating income	$52.6	$53.9
Net income	$33.1	$32.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations consist of Enbridge Management’s share of the earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units owned by Enbridge Management.  Through ownership of i-units, Enbridge Management owns an approximate 18.3% limited partner interest in the Partnership at March 31, 2004.  As Enbridge Management manages the Partnership on behalf of Enbridge Energy Company, Inc. (the “Gengeral Partner” of the Partnership), Enbridge Management uses the equity method of accounting for the investment and, therefore, records earnings equal to the ownership percentage of the Partnership’s limited partners’ net income.  Enbridge Management’s percentage ownership will change over time, as the number of i-units owned becomes a different percentage of the total units outstanding of the Partnership.

The information set forth under “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership’s Form 10-Q, as filed on May 4, 2004, is hereby incorporated by reference.

Net income of $3.9 million and $3.8 million for the three months ended March 31, 2004 and 2003, respectively, represents equity in earnings attributable to the i-units owned, plus the dilution gain from the Partnership’s issuance of units, reduced by deferred income tax expense.  Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of Enbridge Management’s share of the earnings of the Partnership.  Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period.  There are no securities outstanding that may be converted into or exercised for shares.

The following table illustrates the Partnership’s net income and allocations to its limited partners for the periods presented.

	Three months ended March 31,
	2004	2003
	(in millions)

Net income of the Partnership	$33.1	$32.6
Less: net income allocated to the General Partner	(5.5)	(4.9)

Net income allocated to limited partners	$27.6	$27.7

Liquidity and Capital Resources

Enbridge Management’s authorized capital structure consists of two classes of interests: (1) voting shares, owned by the General Partner, and (2) Listed Shares, which represent limited liability company interests with limited voting rights.  At March 31, 2004, Enbridge Management’s issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $383.5 million associated with the 10,251,167 Listed Shares outstanding.

The number of shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership.  Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash.  Instead of receiving cash distributions, the number of i-units owned by Enbridge Management will increase automatically under the Partnership’s partnership agreement.  The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management’s shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.  At the same time that the number of i-units Enbridge Management owns increases, Enbridge Management will make distributions on Enbridge Management’s shares in the form of additional shares, with the result that the number of our shares and voting shares then outstanding will equal the number of i-units owned.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The nature of Enbridge Management’s business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.  The information set forth under “Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk,” in the Partnership’s Form 10-Q is hereby incorporated by reference.

ITEM 4.                         CONTROLS AND PROCEDURES

Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management’s annual and quarterly reports under the Securities Exchange Act of 1934.  Management of Enbridge Management has evaluated the effectiveness of Enbridge Management’s disclosure controls and procedures as of March 31, 2004.  Based upon that evaluation, Enbridge Management’s principal executive officer and principal financial officer concluded that Enbridge Management’s disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management.  No significant changes were made to Enbridge Management’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weakness necessary subsequent to that date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)             Exhibits

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management’s Registration Statement on Form S-1 filed May 31, 2002).

3.2

Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed November 25, 2002.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)            Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)

/s/ Dan C. Tutcher
Dan C. Tutcher
President and Principal Executive Officer

/s/ Mark A. Maki
Mark A. Maki
Vice President, Finance and Principal Financial Officer

Date: May 4, 2004