Form 10-Q
period 2004-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2004-08-09
CIK 1173911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        The Registrant had 10,457,420 Listed Shares outstanding as of July 30, 2004.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Income for the three and six month periods ended June 30, 2004 and 2003
Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003
Consolidated Statements of Financial Position as of June 30, 2004 and December 31, 2003
Notes to the Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature

Exhibits

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. ("Enbridge Management") to control or predict. For additional discussion of risks, uncertainties, and assumptions, see Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited; dollars and shares in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$5.8	$3.7	$10.9	$9.5
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	5.0	0.9	5.0

Income before income tax expense	5.8	8.7	11.8	14.5
Income tax expense	2.0	3.1	4.1	5.1

Net income	$3.8	$5.6	$7.7	$9.4

Net income per share, basic and diluted	$0.37	$0.58	$0.75	$0.99

Weighted average shares outstanding	10.4	9.6	10.3	9.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited, dollars in millions)
Net income	$3.8	$5.6	$7.7	$9.4
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit $0.4, $3.2, $1.6, $5.4, respectively.	(0.6)	(5.1)	(3.0)	(7.3)

Comprehensive income	$3.2	$0.5	$4.7	$2.1

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2003
	(unaudited, dollars in millions)
Cash flows from operating activities
Net income	$7.7	$9.4
Adjustments to reconcile net income to cash provided from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(10.9)	(9.5)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(0.9)	(5.0)
Deferred income tax expense	4.1	5.1

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2004	December 31, 2003
	(unaudited; dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$365.2	$358.0

	$365.2	$358.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income tax liability	$12.0	$9.5

	12.0	9.5
Stockholders' equity
Voting shares-unlimited authorized; 1.18 in 2004 and 1.12 in 2003 voting shares issued and outstanding	—	—
Listed shares-unlimited authorized; 10,457,420 in 2004 and 10,062,169 in 2003 Listed shares issued and outstanding	393.0	374.2
Accumulated deficit	(28.7)	(17.6)
Accumulated other comprehensive loss	(11.1)	(8.1)

	353.2	348.5

	$365.2	$358.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position at June 30, 2004 and December 31, 2003; the results of operations for the three and six month periods ended June 30, 2004 and 2003; and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.'s ("Enbridge Management") consolidated financial statements and notes thereto presented in Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. SHARE DISTRIBUTION

        The following table sets forth the share distributions, as approved by the Board of Directors for each period in 2004.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
April 26, 2004	May 14, 2004	May 5, 2004	$0.925	$45.97	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	$0.925	$49.25	188,998	156,448	32,550

					395,251	327,180	68,071

        On July 22, 2004, Enbridge Management's Board of Directors declared a share distribution payable on August 13, 2004, to stockholders of record as of August 2, 2004, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the "Partnership"). The Partnership's distribution increases the number of i-units owned by Enbridge Management. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management's shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Enbridge Management will also distribute additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), in respect of these additional i-units.

        During the first six months of 2004, Enbridge Management had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $18.8 million, which increased the accumulated deficit by $9.3 million in the first three months of 2004 and $9.5 million in the second three months of 2004.

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

        In January 2004, the Partnership issued 450,000 Class A common units due to the exercise of the over allotment option from its December 2003 issuance at $50.30 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $21.6 million. As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $0.9 million, before income tax expense.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Operating revenue	$969.7	$755.3	$1,952.2	$1,651.4
Operating expenses	911.7	712.2	1,841.6	1,554.4

Operating income	$58.0	$43.1	$110.6	$97.0

Net income	$35.9	$23.3	$69.0	$55.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The results of operations consist of Enbridge Management's share of the earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributable to the i-units owned by Enbridge Management. Through ownership of i-units, Enbridge Management owns an approximate 18.6% limited partner interest in the Partnership at June 30, 2004. As Enbridge Management manages the Partnership on behalf of Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), Enbridge Management uses the equity method of accounting for the investment and, therefore, records earnings equal to its ownership percentage of the Partnership's limited partners' net income. Enbridge Management's percentage ownership will change over time, as the number of i-units owned becomes a different percentage of the total units outstanding of the Partnership. The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Partnership's Form 10-Q, as filed on August 2, 2004, is hereby incorporated by reference.

        Net income of $3.8 million and $5.6 million for the three months ended June 30, 2004 and 2003, respectively and $7.7 million and $9.4 million for the six months ended June 30, 2004 and 2003, respectively, represents equity in earnings attributable to the i-units owned, plus the dilution gain from the Partnership's issuance of units, reduced by deferred income tax expense. Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and Enbridge Management does not acquire units in the issuance. To the extent the new issuance price per unit is greater than or less than Enbridge Management's average cost per unit, gain/(loss) is recognized. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the 35% federal income tax rate of Enbridge Management's share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. There are no securities outstanding that may be converted into or exercised for shares.

        The following table illustrates the Partnership's net income and allocations to its limited partners for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Net income of the Partnership	$35.9	$23.3	$69.0	$55.9
Less: net income allocated to the General Partner	(5.5)	(4.7)	(11.0)	(9.6)

Net income allocated to limited partners	$30.4	$18.6	$58.0	$46.3

Liquidity and Capital Resources

        Enbridge Management's authorized capital structure consists of two classes of interests: (1) voting shares, all of which are owned by the General Partner, and (2) Listed Shares, which represent limited liability company interests with limited voting rights and are traded on the New York Stock Exchange. At June 30, 2004, Enbridge Management's issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $393.0 million associated with the 10,457,420 Listed Shares outstanding.

        The number of shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units that Enbridge Management owns in the Partnership. Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash. Instead of receiving cash distributions, the number of i-units owned by Enbridge Management will increase automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management's shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units Enbridge Management owns increases, Enbridge Management will make distributions on Enbridge Management's shares in the form of additional shares, with the result that the number of our shares and voting shares then outstanding will equal the number of i-units owned.

Off-balance Sheet Arrangements

        Enbridge Management has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The nature of Enbridge Management's business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into. The information set forth under "Part I, Item 3—Quantitative and Qualitative Disclosure About Market Risk," in the Partnership's Form 10-Q is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

        Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management's annual and quarterly reports under the Securities Exchange Act of 1934. Management of Enbridge Management has evaluated the effectiveness of Enbridge Management's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Enbridge Management's principal executive officer and principal financial officer concluded that Enbridge Management's disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management. No significant changes were made to Enbridge Management's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

        During the second quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed May 31, 2002).
3.2
Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge Inc.) (incorporated by reference to Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
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
Reports on Form 8-K—None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
/s/ MARK A. MAKI Mark A. Maki Vice President, Finance and Principal Financial Officer

Date: August 6, 2004

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE