Form 10-Q
period 2004-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2004-11-05
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The Registrant had 10,667,832 Listed Shares outstanding as of November 5, 2004.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited; dollars and shares in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$4.2	$3.9	$15.1	$13.3
Gain on issuance of units by Enbridge Energy Partners, L.P.	6.3	—	7.2	5.0

Income before income tax expense	10.5	3.9	22.3	18.3
Income tax expense	(3.7)	(1.4)	(7.8)	(6.4)

Net income	$6.8	$2.5	$14.5	$11.9

Net income per share, basic and diluted	$0.65	$0.26	$1.40	$1.25

Weighted average shares outstanding	10.6	9.8	10.4	9.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited, dollars in millions)
Net income	$6.8	$2.5	$14.5	$11.9
Equity in other comprehensive (loss) income of Enbridge Energy Partners, L.P., net of tax benefit (expense) $3.0, $(1.4), $4.6, $4.0, respectively.	(5.6)	2.6	(8.6)	(4.7)

Comprehensive income	$1.2	$5.1	$5.9	$7.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2003
	(unaudited, dollars in millions)
Cash flows from operating activities
Net income	$14.5	$11.9
Adjustments to reconcile net income to cash provided from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(15.1)	(13.3)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(7.2)	(5.0)
Income tax expense	7.8	6.4

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2004	December 31, 2003
	(unaudited; dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$367.1	$358.0

	$367.1	$358.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income tax liability	$12.7	$9.5

Stockholders' equity
Voting shares—unlimited authorized; 1.19 in 2004 and 1.12 in 2003 voting shares issued and outstanding	—	—
Listed shares—unlimited authorized; 10,677,832 in 2004 and 10,062,169 in 2003 Listed shares issued and outstanding	402.6	374.2
Accumulated deficit	(31.5)	(17.6)
Accumulated other comprehensive loss	(16.7)	(8.1)

	354.4	348.5

	$367.1	$358.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position at September 30, 2004 and December 31, 2003; the results of operations for the three and nine month periods ended September 30, 2004 and 2003; and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.'s ("Enbridge Management") consolidated financial statements and notes thereto presented in Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. SHARE DISTRIBUTION

        The following table sets forth the share distributions, as approved by the Board of Directors, for each period in the nine months ended September 30, 2004.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
July 22, 2004	August 13, 2004	August 2, 2004	$0.925	$43.89	220,412	182,452	37,960
April 26, 2004	May 14, 2004	May 5, 2004	0.925	45.97	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	0.925	49.25	188,998	156,448	32,550

					615,663	509,632	106,031

        On October 22, 2004, Enbridge Management's Board of Directors declared a share distribution payable on November 12, 2004, to stockholders of record as of November 1, 2004, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the "Partnership"). The Partnership's distribution increases the number of i-units owned by Enbridge Management. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management's shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Enbridge Management will also distribute additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), in respect of these additional i-units.

        During the first nine months of 2004, Enbridge Management had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $28.4 million, which resulted in an increase to accumulated deficit by $9.3 million in the first three months of 2004, $9.5 million in the second three months of 2004, and $9.6 million in the third three months of 2004.

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

        In September 2004, the Partnership issued 3,680,000 Class A common units, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $168.6 million. These proceeds were used primarily to reduce borrowings on the Partnership's three-year Senior Credit Facility by $165.0 million and the remaining proceeds were used to fund the general operations of the Partnership. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced from 18.9% to 17.8%. This resulted in recognition of a dilution gain of $6.3 million, before tax.

        In January 2004, the Partnership issued an additional 450,000 Class A common units pursuant to the exercise of the over-allotment options as part of the December 2003 Class A common unit issuance, resulting in additional proceeds to the Partnership, net of underwriters' fees and discounts, commissions and issuance expense, of approximately $21.6 million. The proceeds from the over-allotment were used to reduce the Partnership's credit facility. This resulted in recognition of a dilution gain of $0.9 million, before tax.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Operating revenue	$1,004.8	$760.5	$2,957.0	$2,411.9
Operating expenses	943.2	715.5	2,784.8	2,269.9

Operating income	61.6	45.0	172.2	142.0

Net income	$27.6	$23.5	$96.6	$79.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The results of operations consist of Enbridge Management's share of the earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributable to the i-units owned by Enbridge Management. Through ownership of i-units, Enbridge Management owns an approximate 17.8% limited partner interest in the Partnership at September 30, 2004. As Enbridge Management manages the Partnership on behalf of Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), Enbridge Management uses the equity method of accounting for the investment and, therefore, records earnings equal to its ownership percentage of the Partnership's limited partners' net income. Enbridge Management's percentage ownership will change over time, as the number of i-units owned becomes a different percentage of the total units outstanding of the Partnership. The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Partnership's Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

        Net income of $6.8 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively, and $14.5 million and $11.9 million for the nine months ended September 30, 2004 and 2003, respectively, represents equity in earnings attributable to the i-units owned, plus the dilution gain from the Partnership's issuance of units, reduced by income tax expense. Enbridge Management recognizes a gain or loss when its ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and Enbridge Management does not acquire units in the issuance. To the extent the new issuance price per unit is greater than or less than Enbridge Management's average cost per unit, gain/(loss) is recognized. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the 35% federal income tax rate of Enbridge Management's share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. There are no securities outstanding that may be converted into or exercised for shares.

        The following table illustrates the Partnership's net income and allocations to its limited partners for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Net income of the Partnership	$27.6	$23.5	$96.6	$79.4
Less: net income allocated to the General Partner	(5.5)	(4.7)	(16.5)	(14.3)

Net income allocated to limited partners	$22.1	$18.8	$80.1	$65.1

Liquidity and Capital Resources

        Enbridge Management's authorized capital structure consists of two classes of interests: (1) voting shares, all of which are owned by the General Partner, and (2) Listed Shares, which represent limited liability company interests with limited voting rights and are traded on the New York Stock Exchange. At September 30, 2004, Enbridge Management's issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $367.1 million associated with the 10,677,832 Listed Shares outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The nature of Enbridge Management's business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into. The information set forth under "Part I, Item 3—Quantitative and Qualitative Disclosure About Market Risk," in the Partnership's Form 10-Q for the quarter ended September 30, 2004 is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

        Enbridge Management and Enbridge Inc. maintain systems of disclosure controls and procedures designed to provide reasonable assurance that Enbridge Management is able to record, process, summarize and report the information required in Enbridge Management's annual and quarterly reports under the Securities Exchange Act of 1934. Management of Enbridge Management has evaluated the effectiveness of Enbridge Management's disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Enbridge Management's principal executive officer and principal financial officer concluded that Enbridge Management's disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, management of Enbridge Management relied on similar evaluations conducted by employees of Enbridge Inc. affiliates who provide certain treasury, accounting and other services on behalf of Enbridge Management. No significant changes were made to Enbridge Management's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

        During the third quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 6. EXHIBITS

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

Date: November 5, 2004