Form 10-K
period 2004-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2005-02-25
CIK 1173911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2004
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of June 30, 2004, the aggregate market value of the Registrant's Listed Shares held by non-affiliates of the Registrant was $368,850,056 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 15, 2005, the Registrant has 11,101,388 Listed Shares outstanding.

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

PART I

Item 1. Business

OVERVIEW

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. Our shares, representing limited liability company interests, which we refer to as our Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol "EEQ." References to our "shares" in this Annual Report mean, collectively, our Listed Shares and our voting shares.

        We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner in Enbridge Energy Partners, L.P. (the "Partnership"), through our ownership of i-units, a special class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its General Partner, Enbridge Energy Company, Inc., we manage the Partnership's business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company located in Calgary, Canada that we refer to herein as Enbridge.

        As of December 31, 2004 and 2003, we owned an approximate 18.1% and 18.2% limited partnership interest of the Partnership, respectively. The General Partner owns 1.21 (100%) voting shares, as well as 1,877,638 (17.2%) Listed Shares, while the remaining 9,024,770 (82.8%) Listed Shares are held by the public at December 31, 2004. Our performance depends on the operations and management of the Partnership. The Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Partnership's 10-K"), is hereby incorporated by reference, including the information set forth under Part I, Items 1 and 2 therein.

        On October 17, 2002, we became a limited partner in the Partnership and, pursuant to a Delegation of Control Agreement, assumed the management of the Partnership's business and affairs. The Delegation of Control Agreement provides that we will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

        The General Partner remains responsible to the Partnership for actions taken or omitted by us while serving as the delegate of the General Partner as if the General Partner had taken or omitted to take such actions. The General Partner owns all of our voting shares. The General Partner has agreed not to voluntarily withdraw as general partner of the Partnership and has agreed not to transfer its interest as general partner of the Partnership unless the transferee agrees in writing to be bound by the terms and conditions of the Delegation of Control Agreement that apply to the general partner.

        Under its partnership agreement, the Partnership distributes all of its available cash to its general partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership's partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently, with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

        We have elected to be treated as a corporation for federal income tax purposes. Therefore, an owner of our shares does not report on its federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us. We are subject to federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of the Partnership unless there is a liquidation of the Partnership. Therefore, we do not anticipate that we will have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units, or the Partnership is liquidated.

        The Partnership recognizes the delegation of rights and powers to us, and indemnifies and protects us, our officers and our directors to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement. In addition, the Partnership reimburses us for expenses to the same extent as it does with respect to the General Partner under the Partnership's partnership agreement and reimburses us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and us.

        The Delegation of Control Agreement with the General Partner continues until:

  •
  either the General Partner has withdrawn (whether voluntarily or involuntarily) or has been removed as the general partner of the Partnership;

  •
  all shares are owned by the general partner of the Partnership or its affiliates, and termination of the Delegation of Control Agreement has been approved by us and the general partner of the Partnership; or

  •
  termination of the Delegation of Control Agreement has been approved by us, the General Partner, the record holders of a majority of the outstanding Listed Shares (other than the General Partner, the record holder of the voting shares or their respective affiliates) and the record holders of the majority of the voting shares.

        The General Partner is the only general partner of the Partnership. The General Partner retains its general partner interest and share in the profits, losses and distributions from the Partnership.

        If the General Partner's power and authority as general partner are modified in the partnership agreement of the Partnership, then the power and authority delegated to us will be modified on the same basis. The Delegation of Control Agreement can be amended by all parties to the agreement except for any amendment that, in the sole discretion of our board of directors, would reduce the time for any notice to which owners of our shares are entitled or would materially adversely affect the rights or preferences of the holders of our shares.

Available Information

        We file annual, quarterly and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

        We also make available free of charge on or through our Internet website at http:// www.enbridgemanagement.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

        As discussed above, our results of operations, financial position and cash flows depend upon the results of operations, financial position and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial position and cash flows and could cause actual results to differ from the forward-looking statements herein. For a description of the risk factors that could affect the Partnership's actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership's Annual Report, please read "Risk Factors" contained in Part I, Item 1 of the Partnership's 10-K, which discussion is incorporated herein by reference.

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

        We are a limited partner of the Partnership and our only asset is the Partnership's i-units that we own. If the Partnership decreases the cash distributions it pays to common unitholders, the value of distributions of shares to holders of our shares will decrease as well.

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

Item 2. Properties

        None.

Item 3. Legal Proceedings

        Enbridge Management is a partcipant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. Enbridge Management believes that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on the financial condition of Enbridge Management.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Listed Shares are listed and traded on the NYSE under the symbol "EEQ." The quarterly price ranges per Listed Share are summarized as follows:

	Market Price Data
	2004		2003
Quarter ended:
	Low	High	Low	High
March 31	$45.86	$49.69	$36.95	$40.09
June 30	$39.75	$49.85	$37.75	$45.85
September 30	$42.02	$44.80	$42.65	$48.65
December 31	$42.96	$49.39	$44.26	$48.65

        On February 15, 2005, the last reported sales price of the Listed Shares on the NYSE was $52.59. There were approximately 9,000 holders of our Listed Shares as of February 15, 2005, which includes individual participants in security positions listings.

        Distributions.    Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our Listed Shares in cash, but instead, we make distributions on our Listed Shares in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its Common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares.

        The following table sets forth the share distributions, as approved by the Board of Directors, for each period in the years ended December 31, 2004 and 2003.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
2004
October 22, 2004	November 12, 2004	November 1, 2004	$0.925	$43.979	224,576	185,899	38,677
July 22, 2004	August 13, 2004	August 2, 2004	$0.925	$43.885	220,412	182,452	37,960
April 26, 2004	May 14, 2004	May 5, 2004	$0.925	$45.972	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	$0.925	$49.246	188,998	156,448	32,550

					840,239	695,531	144,708

2003
October 22, 2003	November 14, 2003	October 31, 2003	$0.925	$46.603	196,417	162,590	33,827
July 23, 2003	August 14, 2003	July 31, 2003	$0.925	$46.627	191,910	158,859	33,051
April 24, 2003	May 15, 2003	April 30, 2003	$0.925	$39.841	219,501	181,698	37,803
January 23, 2003	February 14, 2003	January 31, 2003	$0.925	$37.824	225,687	186,818	38,869

					833,515	689,965	143,550

        In 2004 and 2003, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $38.3 million and $35.4 million, respectively.

        On January 24, 2005, our board of directors declared a share distribution payable on February 14, 2005, to shareholders of record as of February 3, 2005, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units we own. The amount of i-units we received from the Partnership on February 14, 2005 was 198,980.

The total i-units were computed by dividing $0.925, the cash amount distributed per common unit, by $50.68, the average closing price of the Listed Shares on the NYSE for the period of ten days prior to the ex-dividend date, multiplied by 10,902,408, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6. Selected Financial Data

        The following table sets forth our summary financial data for the periods and at the dates indicated. We derived the table from our consolidated financial statements and notes thereto, and should be read in conjunction with those consolidated financial statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (inception) through December 31, 2002
	(dollars in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$21.6	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P	7.2	16.2	—
Income tax expense	(10.1)	(12.3)	(1.6)

Net income	$18.7	$22.8	$3.1

Basic and diluted earnings per share	$1.78	$2.35	$1.05

Weighted average shares outstanding	10.5	9.7	2.9

Equivalent distribution value per share(1)	$3.70	$3.70	$0.90

Number of additional shares distributed	0.84	0.83	0.23

Total assets at December 31	$376.6	$358.0	$332.6

(1)
This is the amount of cash distribution payable to each common unit of Enbridge Energy Partners, L.P. for each period shown. As more fully discussed in Note 3 to our consolidated financial statements included in this Annual report beginning on page F-1, we receive distributions of additional i-units rather than cash.

        Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership's 10-K, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes listed in the index to consolidated financial statements on page F-1 of this report.

BUSINESS OVERVIEW

        We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for U.S. federal income tax purposes. The General Partner owns all of our voting shares and is an indirect, wholly-owned subsidiary of Enbridge.

        By agreement with the Partnership and the General Partner, we manage the business and affairs of the Partnership, subject to the General Partner's right to approve specified actions.

        The information set forth under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Partnership's 10-K for the year ending December 31, 2004, is hereby incorporated by reference.

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to herein as U.S. GAAP. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the consolidated financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in Enbridge Energy Partners, L.P.

        We use the equity method of accounting for our ownership interest in the Partnership's net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. As of December 31, 2004 and 2003, we owned approximately 18.1% and 18.2% of the Partnership, respectively. Our ownership percentage changes as i-units are distributed and Class A common units are issued by the Partnership. Changes in the calculation of the ownership percentage affect our net income and comprehensive income.

Gain on issuance of units by Enbridge Energy Partners, L.P.

        We recognize a gain or loss when our ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and we do not participate in the issuance. To the extent the new issuance price per unit is greater than or less than our average cost per unit, a gain/(loss) is recognized.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of the Partnership attributable to the i-units we own. At December 31, 2004, 2003 and 2002, through our ownership of i-units, we have an approximate 18.1%, 18.2% and 20.3% limited partner interest in the Partnership, respectively.

        Our percentage ownership in the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of additional common units by the Partnership. For the years ended December 31, 2004, 2003 and 2002, the Partnership reported net income of $138.2 million, $111.7 million and $78.1 million, respectively.

        Our net income of $18.7 million and $22.8 million for the years ended December 31, 2004 and 2003, respectively, represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership's issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax values of our investment in the Partnership and the federal income tax rate of 35% of our share of the earnings of the Partnership. Our earnings were lower in 2004 over 2003 by $4.1 million primarily due to the

Partnership having issued fewer common units in 2004 as compared to 2003, resulting in a decrease in dilution gains to $7.2 million in 2004 from $16.2 million in 2003.

        Our net income was $22.8 million and $3.1 million for the years ended December 31, 2003 and 2002, respectively. The increase in net earnings in 2003 was primarily due to a full year of equity earnings as opposed to the two and one-half months of equity earnings in 2002, as well as dilution gains of $16.2 million recognized in 2003.

        Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of outstanding shares during the period. Earnings per share for 2004 was $1.78 for the year ended December 31, 2004 as compared to $2.35 for the year ended December 31, 2003. The decrease in earnings per share is attributable to lower net income and slightly higher weighted average shares outstanding.

        There are no securities outstanding that may be converted into or exercised for shares.

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. At December 31, 2004, our issued capitalization consisted of $412.5 million associated with our 10,902,408 outstanding Listed Shares. At December 31, 2003, our issued capitalization consisted of $374.2 million associated with our 10,062,169 outstanding Listed Shares. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership.

        We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. As well, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

        The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership that we own. Typically, the General Partner and owners of the Partnership's common units receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the distribution per unit by the closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares. At the same time that the number of i-units we own increases, we will make a distribution on our shares in the form of additional shares, with the result that the number of shares that are then outstanding will equal the number of i-units that we own.

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

INCOME TAXES

        We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations for the period in which such changes are effective. Currently, our only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership. The effective tax rate used in computing our income tax provision is 35%, which represents the federal statutory rate.

        We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership. Enbridge also agreed to indemnify us from any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

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

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, begin on page F-1 of this Report and are hereby incorporated by reference.

        The consolidated financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership's 10-K in "Part II, Item 8," which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

  Disclosure Controls and Procedures

        Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended December 31, 2004, that would materially affect our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        Management of Enbridge Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

        Enbridge Management's internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Enbridge Management's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Enbridge Management's internal control over financial reporting includes policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Enbridge Management;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of Enbridge Management's management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Enbridge Management's internal control over financial reporting may not prevent or detect all misstatements because of its inherent limitations. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with our policies and procedures.

        Management assessed the effectiveness of Enbridge Management's internal control over financial reporting as of December 31, 2004, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that Enbridge Management maintained effective internal control over financial reporting as of December 31, 2004.

        Management's assessment of the effectiveness of the Enbridge Management's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our business and affairs are managed by our Board of Directors.

        Set forth below is certain information concerning the directors and executive officers of the General Partner and us as the delegate of the General Partner under a Delegation of Control Agreement among the Partnership, the General Partner and us. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc. ("Enbridge Pipelines"), as the sole stockholder of the General Partner. All directors were elected and may be removed by the General Partner, as the sole holder of our voting shares. All of our officers and those of the General Partner serve at the discretion of the respective boards of directors of the General Partner and us. All directors and officers of the General Partner hold identical positions with us.

Name	Age	Position
J.A. Connelly	58	Director
P.D. Daniel	58	Director
E.C. Hambrook	67	Director
M.O. Hesse	62	Director
G.K. Petty	63	Director
D.C. Tutcher	55	President and Director
J.R. Bird	55	Group Vice President—Liquids Transportation and Director
L.A. Zupan	49	Vice President—Liquids Transportation Operations
M.A. Maki	40	Vice President—Finance
T.L. McGill	50	Vice President—Commercial Activity & Business Development & Chief Operating Officer
A.D. Meyer	48	Vice President—Liquids Transportation Technology
R.L. Adams	40	Vice President—Operations and Technologies
D.V. Krenz	53	Vice President
L.S. Cruess	47	Treasurer
J.L. Balko	39	Controller
E.C. Kaitson	48	Assistant Secretary
B.A. Stevenson	49	Corporate Secretary

        J.A. Connelly was elected a director of the General Partner in January 2003 and serves as the Chairman of its Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

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

        E.C. Hambrook was elected a director of the General Partner in January 1992 and serves on its Audit, Finance & Risk Committee. Mr. Hambrook serves as Chairman of the board of directors of the General Partner. Mr. Hambrook has served as President of Hambrook Resources, Inc. since its inception in 1991. Hambrook Resources, Inc. is a real estate investment, marketing and sales company.

        M.O. Hesse was elected a director of the General Partner in March 2003 and serves as a member of its Audit, Finance & Risk Committee. Ms. Hesse was President and CEO of Hesse Gas Company from 1990 to 2003. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She currently serves as a director of several domestic and international public companies.

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

        J.R. Bird served as a director of the General Partner from September 2000 to January 2003 and was reelected as a Director in October 2003. He was elected Vice President, Liquids Transportation of the General Partner in January 2003. He served as President from September 2000 until June 2001. He has also served as Group Vice President, Transportation North of Enbridge since May 2001 and President of Enbridge Pipelines since September 2000. Prior to that time he served as Group Vice President, Transportation from September 2000 through April 2001 and as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000.

        L.A. Zupan was elected Vice President, Liquids Transportation Operations of the General Partner in July 2004. Prior to that he has served as Vice President, Development & Services for Enbridge Pipelines since 2000 and prior to that as Director, Information Technology.

        M.A. Maki was elected Vice President, Finance of the General Partner in July 2002. Prior to that time, he served as Controller of the General Partner since June 2001, and prior to that, as Controller of Enbridge Pipelines since September 1999.

        T.L. McGill was elected Vice President, Commercial Activity and Business Development of the General Partner in April 2002 and Chief Operating Officer in July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

        A.D. Meyer was elected Vice President, Liquids Transportation Technology, of the General Partner in July 2003. He also continues to serve as Vice President, Technology, Enbridge Pipelines since his appointment in July 1999. Prior to that time he served as President, Enbridge Pipelines (Athabasca) Inc. from October 1997 to July 1999 and as Vice President, Liquids Marketing with Enbridge for the same period.

        R.L. Adams was elected Vice President, Operations and Technologies of the General Partner in April 2003. Prior to his current position, he was Director of Technology & Operations for the General Partner since 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Columbia from 1997 to 2001.

        D.V. Krenz was elected Vice President of the General Partner in January 2005. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

        L.S. Cruess was elected Treasurer of the General Partner in April 2003. He also has served as Vice President, Financial Services of Enbridge since April 2003. Prior to that time, he served as Vice President, Corporate Development of Enbridge from 2000 to 2003 and Vice President, Corporate Development of Utilicorp United Inc. from 1996 to 1999.

        J.L. Balko was elected Controller of the General Partner in April 2003. Prior to that time, she served as Chief Accountant of the General Partner from October 1999 to April 2003.

        E.C. Kaitson has served as Corporate Secretary of the General Partner since October 2001 to July 2004 and as Assistant Secretary of the General Partner since July 2004. He also currently serves as Associate General Counsel, of Enbridge. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until Enbridge acquired it on May 11, 2001.

        B.A. Stevenson was elected Corporate Secretary of the General Partnership in July 2004. Between 2000 and 2004 Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company, until 1998 as well as an Associate General Counsel of TransCanada Pipelines from 1998 until 2000.

(b)   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based solely on the review of the reports furnished to us, we believe that, during fiscal year 2004, all Section 16(a) filing requirements applicable to Enbridge Management's directors, officers, and greater than 10% beneficial owners were met.

(c)   GOVERNANCE MATTERS

        We are a "controlled company," as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of our board of directors.

        The NYSE listing standards require our CEO to annually certify that he is not aware of any violation by Enbridge Management of the NYSE Corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on December 14, 2004.

AUDIT, FINANCE & RISK COMMITTEE

        We have an Audit, Finance & Risk Committee (the "Audit Committee") comprised of four board members who are independent as the term is used in Section 10A of the Securities Exchange Act of 1934, as amended. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are M.O. Hesse, E.C. Hambrook, G.K. Petty and J.A. Connelly. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of Independent Registered Public Accounting Firm as well as those of the Partnership. The Audit Committee also reviews the scope and quality, including the independence and objectivity of the work done by the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

        The current Charter of the Audit Committee is filed as an exhibit to this annual report on Form 10-K and is available on our website at www.enbridgemanagement.com. The Charter of the Audit Committee complies with the listing standards of the NYSE currently applicable to us.

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

Code of Ethics and Statement of Business Conduct

        We have adopted a Code of Ethics applicable to our senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We intend to post on our website any amendments to or waivers of our Code of Ethics for Senior Financial Officers. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

        We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgemanagement.com. We intend to post on our website any amendments to or waivers of our Statement of Business Conduct. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

        Our non-management directors meet at regularly scheduled executive sessions without management. J.A. Connelly or E.C. Hambrook serve as the presiding director at those executive sessions. Persons wishing to communicate with the Company's non-management directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

Item 11. Executive Compensation

        The following table sets forth the annual, long-term and other compensation for all services provided in all capacities to us and the Partnership for the fiscal years ended December 31, 2004, 2003 and 2002, of the Chief Executive Officer and four of our other executive officers with the highest salary and bonus compensation in the 2004 fiscal year (the "Named Executive Officers"). We are not allocated any compensation expense for services provided by the Named Executive Officers. The Partnership bears an allocable portion of these officers' total compensation that is based on the approximate percentage of time each of these officers devote to us and the Partnership. The other affiliates of Enbridge, to whom these officers also render services, bear the remainder of the compensation expenses of these officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation(1)(2) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(4) (#)	LTIP Payouts ($)	All Other Compen- sation(3) ($)	Approximate Percentage of Time Devoted to Enbridge Management and the Partnership

D.C. Tutcher President	2004 2003 2002	322,000 309,750 296,250	270,000 235,000 91,000	30,000 35,000 40,000	— — —	17,000 50,000 150,000	— — —	12,350 10,000 11,625	90

T.L. McGill Vice President—Commercial Activity & Business Development	2004 2003 2002	231,385 221,000 182,474	126,500 89,800 34,000	20,000 20,000 16,886	— — —	20,000 23,200 23,000	— — —	11,044 6,361 4,193	90

E.C. Kaitson Assistant Secretary and Associate General Counsel	2004 2003 2002	174,055 168,000 161,250	59,900 35,400 18,200	10,000 10,000 10,000	— — —-	6,500 5,900 8,300	— — —	10,643 8,375 8,990	90

M.A. Maki Vice President—Finance	2004 2003 2002	171,365 161,750 136,762	87,300 71,400 55,700	20,000 20,000 25,978	— — —	15,000 16,700 8,000	— — —	9,444 7,100 6,950	90

R.L. Adams Vice President—Operations and Technology	2004 2003 2002	161,960 151,000 *	81,600 54,100 *	20,000 26,229 *	— — *	10,000 7,500 *	— — *	8,339 7,568 *	90

*
Elected as an officer in 2003.

(1)
Amounts in this column include: the flexible perquisites allowance (as described in Note 2 below), flexible credits paid as additional compensation (as described in Note 2 below), reimbursements for professional financial services, one-time payments for termination benefits, and the taxable benefit from loans by Enbridge, which were granted for relocation or hiring incentive purposes (and amounts reimbursed for the payment of taxes relating to such benefit).

(2)
Effective July 1, 2001, Enbridge adopted a flexible benefit program pursuant to which employees receive an amount of flex credits based on their family status and base salary. Beginning in fiscal 2003, the Named Executive Officers were given a Flexible Perquisites Allowance to cover perquisites that may have been previously paid on behalf of each executive. Flex credits can be (a) used to purchase various benefits (such as extended health or dental coverage, disability insurance and life insurance) on the same terms as are available to all employees; (b) applied as contributions to the Stock Purchase and Savings Plan (as described in Note 3 below); or (c) paid to the employee as additional compensation. In 2004, Mr. Tutcher received perquisites and other personal benefits totaling $30,000, all of which related to his Flexible Perquisites Allowance; Mr. McGill received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; Mr. Maki received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; Mr. Kaitson received perquisites and other personal benefits totaling $10,000, all of which related to his Flexible Perquisites Allowance, and Mr. Adams received perquisites and other personal benefits totaling $20,000 all of which related to his Flexible Perquisites Allowance.

(3)
Employees in the United States participate in the Enbridge Employee Services, Inc. Savings Plan (the "401(k) Plan") under which employees may contribute up to 25% of their base salary, with employee contributions up to 5% matched by Enbridge (all subject to the contribution limits specified in the Internal Revenue Code). Enbridge's contributions are used to purchase Enbridge shares at market value and the employees' contributions may be used to purchase Enbridge shares or nine designated funds. During 2004, Enbridge made contributions of $10,250, $8,977, $8,703, $9,068 and $7,982, respectively, to the 401(k) Plan for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki, Mr. Kaitson, and Mr. Adams. Additionally, during 2004 Enbridge Employee Services, Inc. paid term life insurance premiums of $540, $508, $380, $376, and $356 for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki, Mr. Kaitson, and Mr. Adams, respectively. In 2004, Enbridge Employee Services, Inc. also furnished Messrs. Tutcher, McGill and Kaitson with parking benefits, at an annual cost of $1,560 each.

(4)
Each option entitles the holder to acquire the indicated number of shares of Enbridge common stock. The costs associated with recognizing the fair value of the options as compensation expense are borne by the Partnership. Additional information is provided in the following section labeled "Stock Options".

Stock Options

        We do not maintain any option or long-term incentive plans for the benefit of the Named Executive Officers. In 2004, Enbridge began allocating to the Partnership the expense it recognized in connection with recording the fair value of its outstanding stock options granted to certain officers of the Partnership, including the Named Executive Officers. Prior to 2004, the Partnership was not allocated any expense associated with stock option grants. The stock options are granted to the Named Executive Officers pursuant to the Enbridge Incentive Stock Option Plan, which is a long-term incentive plan administered by the Human Resources & Compensation Committee of Enbridge. The stock option grants are denominated in Canadian dollars. The following three tables set forth information concerning options granted and exercised during 2004 by the Named Executive Officers under the Enbridge stock option plans:

Options/SAR Grants in Last Fiscal Year

Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
	Number of Securities Underlying Options/SARs Granted (#)
			Exercise or Base Price ($Cdn/Sh)
Name		Percent of Total Options/SARs Granted to Employees in Fiscal Year		Expiration Date	5% $Cdn	10% $Cdn

D.C. Tutcher	17,000	1.91%	51.44	February 4, 2014	549,956	1,393,696

T.L. McGill	20,000	2.24%	51.44	February 4, 2014	647,007	1,639,642

E.C. Kaitson	6,500	0.73%	51.44	February 4, 2014	210,277	532,884

M.A. Maki	15,000	1.68%	51.44	February 4, 2014	485,255	1,229,732

R.L. Adams	10,000	1.12%	51.44	February 4, 2014	323,503	819,821

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End
					Value of Unexercised In-The-Money Options/SARS At Fiscal Year-End
Name	Shares Acquired on Exercise (#)	Value Realized ($Cdn)	Exercisable (#)	Unexercisable (#)	Exercisable ($Cdn)	Unexercisable ($Cdn)

D.C. Tutcher	—	—	190,847	187,000	4,656,108	2,729,645

T.L. McGill	—	—	17,300	48,900	285,240	659,820

E.C. Kaitson	—	—	52,035	18,575	1,635,419	280,391

M.A. Maki	11,000	260,638	11,925	32,775	219,984	440,851

R.L. Adams	—	—	5,800	19,550	100,081	250,369

        Enbridge also maintains a long-term, performance-based stock unit plan (the "PSU Plan"). Under the PSU Plan, participating executives receive annual grants of PSUs. The initial value of each of these PSUs is equivalent to one Enbridge share. Each award may be paid out at the end of a three-year performance cycle based on attaining specific goals established by Enbridge's Human Resources & Compensation Committee for performance over a three-year period. Enbridge does not issue any shares in connection with the PSU Plan and if performance fails to meet threshold performance levels, no payments are made. The compensation expense associated with recognizing the fair value of the outstanding stock units attributable to our executive officers that participate in the PSU Plan are allocated to us and expensed in our consolidated statements of income. The following table sets forth the grants made to the Named Executive Officers during 2004 pursuant to the PSU Plan:

Long-Term Incentive Plan Awards Table

Estimated Future Payouts Under Non-Securities-Price-Based Plans
Name	Securities, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold(1) (#)	Target(2) (#)	Maximum(3) (#)

D.C. Tutcher	3,545	March 8, 2004—March 7, 2007	886	3,545	7,090

T.L. McGill	—	—	—	—	—

E.C. Kaitson	—	—	—	—	—

M.A. Maki	—	—	—	—	—

R.L. Adams	—	—	—	—	—

(1)
"Threshold" refers to the minimum amount payable for a certain level of performance under the PSU Plan.

(2)
"Target" refers to the amount payable if the specified performance target is reached.

(3)
"Maximum" refers to the maximum payout possible as specified under the PSU Plan.

Pension Plan

        The following tables illustrate the benefits payable under the defined benefit component of Enbridge's trusteed non-contributory pension plans (the "Plan"), which apply to the Named Executive Officers of the Partnership. The tables illustrate the total annual pension entitlements assuming the eligibility requirements for an unreduced pension have been satisfied. Plan benefits that exceed maximum pension rules applicable to registered plan benefits are paid from the Enbridge supplemental pension plan. Other trusted pension plans, with varying contribution formulae and benefits cover the balance of employees.

        For service prior to January 1, 2000, the Plan provides a yearly pension payable after age 60 in the normal form (60 percent joint and last survivor) equal to: (a) 1.6 percent of the sum of (i) the average of the participant's highest annual salary during three consecutive years out of the last ten years of credited service and (ii) the average of the participant's three highest annual performance bonus periods, represented in each period by the greater of 50 percent of the actual bonus paid or the lesser of the target bonus and actual bonus, in respect of the last five years of credited service, multiplied by (b) the number of credited years of service. The pension is offset, after age 65, by 50 percent of the participant's Social Security benefit, prorated by years in which the participant has both credited service and Social Security coverage. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements.

        For service after December 31, 1999, the Plan provides for senior management employees, including the Named Executive Officers, a yearly pension payable after age 60 in the normal form (60 percent joint and last survivor) equal to: (a) 2 percent of the sum of (i) the average of the participant's highest annual base salary during three consecutive years out of the last ten years of credited service and (ii) the average of the participant's three highest annual performance bonus periods, represented in each period by 50 percent of the actual bonus paid, in respect of the last five years of credited services, multiplied by (b) the number of credited years of service. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements. Retirement benefits paid from the Plan are indexed at 50 percent of the annual increase in the consumer price index.

Pension Plan Tables

Service Prior to January 1, 2000, before Social Security Offset

	Years of Credited Service
Remuneration(1)	10	15	20	25	30	35

$200,000	$32,000	$48,000	$64,000	$80,000	$96,000	$112,000

250,000	40,000	60,000	80,000	100,000	120,000	140,000

300,000	48,000	72,000	96,000	120,000	144,000	168,000

350,000	56,000	84,000	112,000	140,000	168,000	196,000

400,000	64,000	96,000	128,000	160,000	192,000	224,000

450,000	72,000	108,000	144,000	180,000	216,000	252,000

500,000	80,000	120,000	160,000	200,000	240,000	280,000

550,000	88,000	132,000	176,000	220,000	264,000	308,000

600,000	96,000	144,000	192,000	240,000	288,000	336,000

650,000	104,000	156,000	208,000	260,000	312,000	364,000

Service After December 31, 1999

	Years of Credited Service
Remuneration(1)	10	15	20	25	30	35

$200,000	$40,000	$60,000	$80,000	$100,000	$120,000	$140,000

250,000	50,000	75,000	100,000	125,000	150,000	175,000

300,000	60,000	90,000	120,000	150,000	180,000	210,000

350,000	70,000	105,000	140,000	175,000	210,000	245,000

400,000	80,000	120,000	160,000	200,000	240,000	280,000

450,000	90,000	135,000	180,000	225,000	270,000	315,000

500,000	100,000	150,000	200,000	250,000	300,000	350,000

550,000	110,000	165,000	220,000	275,000	330,000	385,000

600,000	120,000	180,000	240,000	300,000	360,000	420,000

650,000	130,000	195,000	260,000	325,000	390,000	455,000

(1)
"Remuneration" refers to annual salary and that portion of the annual bonus eligible for inclusion in final average earnings.

        Mr. Tutcher accumulates pension credits equal to 4.0 percent for each year of service to his tenth anniversary of employment with Enbridge.

        For purposes of computing the total retirement benefit of the Named Executive Officers, the following table sets forth the service accrued prior to January 1, 2000, ("Pre 2000 Service") and service accrued after December 31, 1999 ("Post 1999 Service") by the Named Executive Officers at December 31, 2004. These figures include the additional service mentioned in the previous paragraph.

Name	Age	Pre 2000 Service	Post 1999 Service

D.C. Tutcher	55	—	3.58

T.L. McGill	50	—	2.83

E.C. Kaitson	48	—	3.58

M.A. Maki	40	13.32	5.00

R.L. Adams	40	14.70	3.50

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a)
  Security Ownership of Management and Directors

        The following table sets forth information as of February 15, 2005, regarding the beneficial ownership of our Listed Shares by all directors and of executive officers Enbridge Management.

	Enbridge Management Shares(1)
	Number of Shares	Percent of Class
J.A. Connelly	—	—
P.D. Daniel	—	—
E.C. Hambrook	1,103	*
M.O. Hesse	2,813	*
G.K. Petty	832	*
D.C. Tutcher	18,026	*
J.R. Bird	9,251	*
L.A. Zupan	—	—
M.A. Maki	—	—
T.L. McGill	1,174	*
A.D. Meyer	—	—
R.L. Adams	—	—
D.V. Krenz	—	—
L.S. Cruess	557	*
J.L. Balko	—	—
E.C. Kaitson	—	—
B.A. Stevenson	—	—

Directors and Executive Officers as a group (15 persons)	33,756	*

*
Less than 1%

(1)
Each beneficial owner has sole voting and investment power with respect to all the shares attributed to him/her.

  (b)
  Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 15, 2005, unless otherwise noted, with respect to persons known to Enbridge Management to be the beneficial owners of more than 5% of our shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	1,911,906	17.2%
Oppenheimer Funds, Inc.(3) Two World Financial Center 225 Liberty Street, 11th Floor New York, NY 10281	663,670	6.2%
Goldman, Sachs & Co.(4) The Goldman Sachs Group, Inc. 85 Broad St. New York, NY 10004	1,056,938	9.9%
Kayne Anderson Capital Advisors, L.P.(5) Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	827,747	7.8%
Neuberger Berman, Inc.(6) 605 3rd Avenue New York, NY 10158	1,425,567	13.6%

(1)
As of February 15, 2005, there were 11,101,388 issued and outstanding Listed Shares. In all cases we will vote, or refrain from voting, the Partnership's i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership's partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership's i-units will at all times be equal.

(2)
The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)
As per its report on Schedule 13G filed February 15, 2005, Oppenheimer Funds, Inc. has shared dispositive power as to all shares indicated, and Oppenheimer Capital Income Fund has sole voting power and shared dispositive power as to all shares included. Oppenheimer Funds, Inc. disclaims beneficial ownership of all shares indicated. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, NY 10281, and the address of Oppenheimer Capital Income Fund is 6803 South Tucson Way, Centennial, CO 80112.

(4)
As per its report on Schedule 13G filed February 9, 2005, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. has shared voting power and shared dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc.,

  Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(5)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its report on Form SC 13G filed February 10, 2005. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(6)
As per its report on Schedule 13G/A filed February 15, 2005, Neuberger Berman, LLC has sole voting power as to 1,234,562 shares and shared dispositive power as to 1,425,567 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

        We do not have any shares that have been approved for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

        Under the Delegation of Control Agreement, the General Partner delegated, and we assumed, all of the General Partner's power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., our wholly-owned subsidiary ("EMS"), under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner.

        The Partnership has agreed to reimburse EMS and us under the Delegation of Control Agreement for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner. In addition, the Partnership will reimburse EMS and us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to the tax indemnification agreement between Enbridge and us. The Partnership has also agreed to indemnify and protect us, EMS and our respective officers and directors in performing these management and control functions to the same extent as it does with respect to the General Partner as general partner.

        For the years ended December 31, 2004, 2003 and 2002, all expenses in connection with the management of the business and affairs of the Partnership were paid by the Partnership.

        Because neither we nor EMS have employees, we have entered into various services agreements with Enbridge and certain of its subsidiaries to fulfill our obligations under the Delegation of Control Agreement and the Agency Agreement. These services agreements allow EMS and us to obtain from Enbridge and its subsidiaries various administrative, operational, technical and professional services and the use of related personnel. The Partnership directly reimburses Enbridge and its subsidiaries for the actual amount of direct and indirect expenses they incur and payments they make on our behalf and that of EMS in connection with the services and personnel provided to EMS and us. In other cases, Enbridge allocates to its affiliates an agreed percentage of the total expenses with respect to a particular type of service provided by Enbridge to all of its affiliates, including EMS and us. In either case, the Partnership pays directly or reimburses EMS and us for any amounts that EMS or we incur under the services agreements. The services agreements also provide that Enbridge and its affiliates will indemnify EMS and us for certain losses and defend us against certain claims in connection with providing or failing to provide the agreed services. Similarly, EMS and we have agreed to indemnify Enbridge and its affiliates for certain losses and defend them against certain claims as a result of their provision of the agreed services.

        For the years ended December 31, 2004, 2003 and 2002, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

        In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner's initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 15, 2005, the General Partner owned approximately 1,911,906 or approximately 17.2%, of our Listed Shares and 1.23, or 100%, of our voting shares.

        At February 15, 2004, we owned 11,101,388 i-units, constituting all of the outstanding i-units and an approximate 17.6% limited partner interest in the Partnership. For further discussion of Ownership and Distributions as it pertains to the Partnership, please read "Part III, Item 13. of the Partnership's Annual Report", which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

        For a discussion of other relationships and related transactions as they pertain to the Partnership, please read "Part III, Item 13." of the Partnership's Annual Report, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management's principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2004	2003
Audit fees(1)	$119,850	$51,158
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$119,850	$51,158

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements.

        Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors, or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority. All services in 2004 and 2003 were approved by the Audit, Finance & Risk Committee.

        All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15. Exhibits, Financial Statement Schedules

        The following documents are filed as a part of this report:

  (1)
  Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

  a.
  Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

  b.
  Consolidated Statements of Income for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002.

  c.
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002.

  d.
  Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002.

  e.
  Consolidated Statements of Financial Position for the years ended December 31, 2004 and 2003.

  f.
  Consolidated Statements of Partners' Capital for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002.

  g.
  Notes to the Consolidated Financial Statements.

  (2)
  Financial Statement Schedules.

    All schedules have been omitted because they are not applicable, any required information is shown in the Consolidated Financial Statements or Notes thereto, or the required information is immaterial.

  (3)
  Exhibits.

    Reference is made to the "Index of Exhibits" following the signature page, which is hereby incorporated into this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
By:	/s/ DAN C. TUTCHER
Dan C. Tutcher (President)

Date: February 25, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ D.C. TUTCHER D.C. Tutcher President and Director (Principal Executive Officer)	/s/ M.A. MAKI M.A. Maki Vice President—Finance (Principal Financial Officer)
/s/ J.A. CONNELLY J.A. Connelly Director	/s/ E.C. HAMBROOK E.C. Hambrook Director
/s/ G.K. PETTY G.K. Petty Director	/s/ P.D. DANIEL P.D. Daniel Director
/s/ M.O. HESSE M.O. Hesse Director	/s/ J.R. BIRD J.R. Bird Director

INDEX TO EXHIBITS

        Each exhibit identified below is filed as a part of this Annual Report. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

Exhibit Number		Description
3.1		Certificate of Formation of Enbridge Energy Management, L.L.C. (Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed on May 31, 2002).
3.2		Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.1		Tax Indemnification Agreement (Exhibit 10.1 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2		Delegation of Control Agreement (Exhibit 10.2 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3		Amended and Restated Treasury Services Agreement (Exhibit 10.3 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.4		Operational Services Agreement (Exhibit 10.4 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5		General and Administrative Services Agreement (Exhibit 10.5 to Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	+	Executive Employment Agreement, dated May 11, 2001, between Dan C. Tutcher, as Executive, and Enbridge Inc., as Corporation (Exhibit 10.26 to the Partnership's Annual Report on Form 10-K filed on March 28, 2003).
10.7	+	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (Exhibit 10.27 to the Partnership's Annual Report on Form 10-K filed on March 28, 2003).
14.1		Code of Ethics for Senior Financial Officers (Exhibit 14.1 to Enbridge Management's Annual Report on Form 10-K filed on March 12, 2004).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Enbridge Management's Annual Report on Form 10-K filed on March 12, 2004).
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C.
99.2		Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2004.

        Copies of Exhibits may be obtained upon written request of any Shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
SUPPLEMENTARY INFORMATION AND
FINANCIAL STATEMENT SCHEDULES

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002	F-4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002	F-6
Consolidated Statements of Financial Position as of December 31, 2004 and 2003	F-7
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004 and 2003, and for the period from May 14, 2002 (the date of inception) to December 31, 2002	F-8
Notes to the Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules not included in this Report have been omitted because they are not applicable. Any required information is shown in the consolidated financial statements or notes thereto, or the required information is immaterial.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Enbridge Energy Management, L.L.C.

        We have completed an integrated audit of Enbridge Energy Management, L.L.C.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Enbridge Energy Management and its subsidiary (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the period from May 14, 2002 (the date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2005

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars and shares in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$21.6	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	7.2	16.2	—

Income before income tax expense	28.8	35.1	4.7
Income tax expense (Note 6)	(10.1)	(12.3)	(1.6)

Net income	$18.7	$22.8	$3.1

Net income per share, basic and diluted	$1.78	$2.35	$1.05

Weighted average shares outstanding	10.5	9.7	2.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars in millions)
Net income	$18.7	$22.8	$3.1
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $3.5, $4.4, and zero, respectively	(6.7)	(5.2)	(2.9)

Comprehensive income	$12.0	$17.6	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (Inception) through December 31, 2002
	(dollars in millions)
Cash provided from operating activities
Net income	$18.7	$22.8	$3.1
Adjustments to reconcile net income to cash provided by operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(21.6)	(18.9)	(4.7)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(7.2)	(16.2)	—
Deferred income tax expense	10.1	12.3	1.6

	—	—	—

Investing activities
Investment in Enbridge Energy Partners, L.P.	—	—	(330.8)

	—	—	(330.8)

Financing activities
Shares issued	—	—	351.0
Issuance costs	—	—	(20.2)

	—	—	330.8

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2004	2003
	(dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$376.6	$358.0

	$376.6	$358.0

LIABILITY AND STOCKHOLDERS' EQUITY
Deferred income tax liability (Note 6)	$16.1	$9.5

Stockholders' equity (Note 3)
Voting shares—unlimited authorized; 1.21 in 2004 and 1.12 in 2003 issued and outstanding	—	—
Listed shares—unlimited authorized; 10,902,408 in 2004 and 10,062,169 in 2003 issued and outstanding	412.5	374.2
Accumulated deficit	(37.2)	(17.6)
Accumulated other comprehensive loss	(14.8)	(8.1)

	360.5	348.5

	$376.6	$358.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year ended December 31, 2004		Year ended December 31, 2003		May 14, 2002 (inception) through December 31, 2002
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in millions)
Voting shares
Beginning balance	1.12	$—	1.02	$—	—	$—
Issuance of voting shares to Enbridge Energy Company, Inc.	—	—	—	—	1.0	—
Share dividends	0.09	—	0.10	—	0.2	—

Ending balance	1.21	—	1.12	—	1.2	—

Listed shares
Beginning balance	10,062,169	374.2	9,228,654	338.9	—	—
Initial public offering of Listed Shares	—	—	—	(0.1)	9,000,000	330.8
Share dividends	840,239	38.3	833,515	35.4	228,654	8.1

Ending balance	10,902,408	412.5	10,062,169	374.2	9,228,654	338.9

Accumulated deficit
Beginning balance		(17.6)		(5.0)		—
Net income		18.7		22.8		3.1
Share dividends		(38.3)		(35.4)		(8.1)

Ending balance		(37.2)		(17.6)		(5.0)
Accumulated other comprehensive loss
Beginning balance		(8.1)		(2.9)		—
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.		(6.7)		(5.2)		(2.9)

Ending balance		(14.8)		(8.1)		(2.9)

Total stockholders' equity		$360.5		$348.5		$331.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        Enbridge Energy Management, L.L.C. and its subsidiary, ("Enbridge Management"), is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Enbridge Management's Listed Shares ("Listed Shares") are traded on the New York Stock Exchange ("NYSE") under the symbol "EEQ." Enbridge Management is a limited partner of Enbridge Energy Partners, L.P. (the "Partnership") through its ownership of i-units, a separate class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., ("the General Partner"), Enbridge Management manages the Partnership's business affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company based in Calgary, Canada. The General Partner owns 1.21 or 100% of Enbridge Management's voting shares, as well as 1,877,638 Listed Shares, or 17.2%, while the remaining 9,024,770 Listed Shares of Enbridge Management, or 82.8%, are held by the public at December 31, 2004.

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

Principles of consolidation

        The consolidated financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, L.L.C., on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for investment in Enbridge Energy Partners, L.P.

        Enbridge Management uses the equity method of accounting for its ownership in the Partnership because it exercises significant influence over the Partnership per a Delegation of Control Agreement. Enbridge Management's share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2004, 2003 and 2002, Enbridge Management owned approximately 18.1%, 18.2%, and 20.3% in the Partnership, respectively.

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

Accounting for share distributions

        Enbridge Management makes share dividends at the same time that the Partnership declares and makes distributions to its General Partner and the holders of its common units, which occurs on a quarterly basis. Enbridge Management does not, however, receive distributions of cash in respect of the i-units it owns and does not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units that Enbridge Management owns, Enbridge Management makes share dividends, with the result that the number of Enbridge Management shares, that are then outstanding, equal the number of i-units that Enbridge Management owns in the Partnership.

Net income per share

        Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

Income taxes

        Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, the only temporary difference (and associated deferred tax expense) results from recording Enbridge Management's equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized. The effective tax rate used in computing the income tax provision is 35%, which represents the federal statutory rate.

        Enbridge Management is a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify Enbridge Management from any tax liability attributable to its formation or its management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units owned to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes or any other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the Delegation of Control Agreement.

Comprehensive income

        Comprehensive income differs from net income due to the equity in other comprehensive income (loss) of the Partnership.

3. SHARE DISTRIBUTIONS

        Enbridge Management's authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) voting shares. Prior to the October 17, 2002 initial public offering of Listed Shares, the issued capitalization consisted of cash contributed by the General Partner for one voting share.

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

        The following table sets forth the share distributions, as approved by the Board of Directors for each period in the years ended December 31, 2004, 2003 and 2002.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed	Listed Shares distributed to General Partner
2004
October 22, 2004	November 12, 2004	November 1, 2004	$0.925	$43.98	224,576	185,899	38,677
July 22, 2004	August 13, 2004	August 2, 2004	$0.925	$43.89	220,412	182,452	37,960
April 26, 2004	May 14, 2004	May 5, 2004	$0.925	$45.97	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	$0.925	$49.25	188,998	156,448	32,550

					840,239	695,531	144,708

2003
October 22, 2003	November 14, 2003	October 31, 2003	$0.925	$46.60	196,417	162,590	33,827
July 23, 2003	August 14, 2003	July 31, 2003	$0.925	$46.63	191,910	158,859	33,051
April 24, 2003	May 15, 2003	April 30, 2003	$0.925	$39.84	219,501	181,698	37,803
January 23, 2003	February 14, 2003	January 31, 2003	$0.925	$37.82	225,687	186,818	38,869

					833,515	689,965	143,550

2002
October 24, 2002	November 14, 2002	November 1, 2002	$0.900	$35.42	228,654	189,275	39,379

        Enbridge Management had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $38.3 million, $35.4 million, and $8.1 million as of December 31, 2004, 2003, and 2002, respectively.

        On January 24, 2005, Enbridge Management's Board of Directors declared a share distribution payable on February 14, 2005, to stockholders of record as of February 3, 2005, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units owned by Enbridge Management. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of Enbridge Management's shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Enbridge

Management will also distribute additional Listed Shares to the Listed Shareholders and additional shares to the General Partner, in respect of these additional i-units.

4. GAIN ON ISSUANCES OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

        In September 2004, the Partnership issued 3,680,000 Class A common units at $47.90 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $168.6 million. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced from 18.9% to 17.8%. This resulted in recognition of a dilution gain of $6.3 million, before tax.

        In December 2003, the Partnership issued 5,000,000 Class A common units at $50.30 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $240.3 million. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced from 19.4% to 18.2%. As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $11.2 million, before income taxes.

        In January 2004 the Partnership issued an additional 450,000 Class A common units pursuant to the exercise of the over-allotment options as part of the December 2003 Class A common unit issuance, resulting in additional proceeds to the Partnership, net of underwriters' fees and discounts, commissions and issuance expense, of approximately $21.6 million. This resulted in recognition of an additional dilution gain of $0.9 million, before tax.

        In May 2003, the Partnership issued 3,850,000 million Class A common units at $44.79 per unit, which generated proceeds, net of underwriters' fees and discounts, commissions and issuance expenses, of approximately $165.5 million. As Enbridge Management did not participate in the Partnership's issuance, its effective ownership interest in the Partnership was reduced from 20.7% to 19.4%. This resulted in the recognition of a dilution gain of $5.0 million, before income taxes.

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

        The Partnership recognizes the delegation of rights and powers to Enbridge Management and indemnifies and protects Enbridge Management, its officers and directors to the same extent as it does with respect to the General Partner. In addition, the Partnership reimburses Enbridge Management's expenses to the same extent as it does with respect to the General Partner as general partner. The Partnership also reimburses Enbridge Management for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

        Enbridge Employee Services, Inc. ("EES") is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to Enbridge Management, the General Partner, the Partnership and the Partnership's operating partnerships and subsidiaries (collectively, the "Group"). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. There is no profit or margin charged by EES to the members of the Group. For the periods ending December 31, 2004, 2003 and 2002, substantially all employee related costs from EES were charged directly to the Partnership.

6. INCOME TAXES

        The long-term deferred income tax liability of $16.1 million and $9.5 million as of December 31, 2004 and 2003, results from the deferred income tax expense associated with recording Enbridge Management's equity in earnings of the Partnership and Enbridge Management's share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by Enbridge Management will not be allocated income, gain, loss or deductions of the Partnership until such time that Enbridge Management disposes of its investment in the Partnership, thus resulting in the deferred income tax liability. The effective tax rate utilized in computing income tax expense is 35%, the federal statutory rate.

7. SUBSEQUENT EVENTS

  Share distribution

        On January 24, 2005, our Board of Directors declared a share distribution payable on February 14, 2005, to stockholders of record as of February 3, 2005, based on the $0.925 per common unit cash distribution declared by the Partnership. Enbridge Management received 198,980 i-units from the Partnership, which is computed by dividing $0.925, the cash amount distributed per common unit, by $50.681, the average closing price of the Listed Shares of the NYSE for the period ten days prior to the ex-dividend date, multiplied by 10,902,408, the number of shares outstanding prior to the distribution. We distributed 198,980 additional Listed Shares to the Listed Shareholders and additional shares to the General Partner in respect of these additional i-units.

  Issuance of units by Enbridge Energy Partners, L.P.

        In February 2005, the Partnership issued 2,506,500 Class A common units at $49.875 per unit, which generated proceeds, net of offering expenses, of approximately $124.9 million. We did not participate in the Partnership's issuance, therefore our effective ownership interest in the Partnership was reduced to 17.6% from 18.1%.

8. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	2004	2003	2002
	(dollars in millions)
Operating revenues	$4,291.7	$3,172.3	$1,185.5
Operating expenses	4,054.5	2,978.0	1,047.5

Operating income	237.2	194.3	138.0

Net income	$138.2	$111.7	$78.1

Current assets	$626.1	$408.8	$297.5

Long-term assets	$3,136.9	$2,823.0	$2,537.4

Current liabilities	$556.6	$588.6	$358.6

Long-term liabilities	$1,808.5	$1,329.9	$1,484.7

Partners' capital	$1,397.9	$1,313.3	$991.6

9. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per unit amounts)
2004 Quarters
Net income	$3.9	$3.8	$6.8	$4.2	$18.7
Net income per share, basic and diluted	$0.38	$0.37	$0.65	$0.38	$1.78
2003 Quarters
Net income	$3.8	$5.6	$2.5	$10.9	$22.8
Net income per share, basic and diluted	$0.41	$0.58	$0.26	$1.10	$2.35

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE: NONE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Service Prior to January 1, 2000, before Social Security Offset
Service After December 31, 1999
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL STATEMENT SCHEDULES ENBRIDGE ENERGY MANAGEMENT, L.L.C.
FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ENBRIDGE ENERGY MANAGEMENT, L.L.C. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS