Form 10-Q
period 2005-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2005-05-05
CIK 1173911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

        The Registrant had 11,101,388 Listed shares outstanding as of May 5, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see "Item 1. Business—Risk Factors" included in Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2005	2004
	(unaudited; in millions, except per share amounts)

Equity income from investment in Enbridge Energy Partners, L.P.	$4.1	$5.1
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	5.6	0.9

Income before income tax expense	9.7	6.0
Income tax expense (Note 4)	(5.3)	(2.1)

Net income	$4.4	$3.9

Net income per share, basic and diluted	$0.40	$0.38

Weighted average shares outstanding	11.0	10.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2005	2004
	(unaudited, in millions)

Net income	$4.4	$3.9
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $5.5 and $1.2, respectively.	(7.6)	(2.4)

Comprehensive income (loss)	$(3.2)	$1.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
	(unaudited, in millions)
Cash flows from operating activities
Net income	$4.4	$3.9
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(4.1)	(5.1)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(5.6)	(0.9)
Deferred income tax expense	5.3	2.1

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2005	December 31, 2004
	(unaudited, in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$373.2	$376.6

	$373.2	$376.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income tax liability	$15.9	$16.1

Stockholders' equity
Voting shares—unlimited authorized; 1.23 in 2005 and 1.21 in 2004 issued and outstanding	—	—
Listed shares—unlimited authorized; 11,101,388 in 2005 and 10,902,408 in 2004 issued and outstanding	422.6	412.5
Accumulated deficit	(42.9)	(37.2)
Accumulated other comprehensive loss	(22.4)	(14.8)

	357.3	360.5

	$373.2	$376.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2005 and December 31, 2004; and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.'s ("Enbridge Management") consolidated financial statements and notes thereto presented in Enbridge Management's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2.     SHARE DISTRIBUTION

        On January 24, 2005, our Board of Directors declared a share distribution payable on February 14, 2005, to stockholders of record as of February 3, 2005, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the "Partnership"). The Partnership's distribution increases the number of i-units we own. The amount of i-units we received from the Partnership was 198,980. The amount of i-units we received was calculated by dividing $0.925, the amount of the cash distribution paid by the Partnership on each common unit, by $50.681, the average market price of one Listed Share as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by 10,902,408, the number of shares outstanding prior to the distribution. We also distributed additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc. (the "General Partner" of the Partnership) in respect of these additional i-units.

        On April 25, 2005, our Board of Directors declared a share distribution payable on May 13, 2005, to stockholders of record as of May 4, 2005, based on the $0.925 per common unit distribution declared by the Partnership.

        During the first three months of 2005, we had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the Listed Shareholders of $10.1 million, which resulted in an increase to accumulated deficit.

3.     GAIN ON ISSUANCE OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

        We recognize a gain or loss when our ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and we do not participate in the issuance. To the extent the new issuance price per unit is greater than or less than our average cost per unit, a gain/(loss) is recognized.

        In February 2005, the Partnership issued 2,506,500 Class A common units at $49.875 per unit, which generated proceeds, net of offering expenses, of approximately $124.8 million. As we did not participate in the Partnership's issuance, our effective ownership interest in the Partnership was reduced to 17.3% from 18.1%. As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $5.6 million, before income taxes.

4.     INCOME TAXES

        Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and income tax purposes.

        Pursuant to the Delegation of Control Agreement with the General Partner, the Partnership has agreed to reimburse us and Enbridge Management Services, L.L.C., our wholly-owned subsidiary ("EMS"), for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner, including certain tax expenses.

        The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision is 37.4%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.4% (before the impact of the increase in the state tax rate on the cumulative deferred tax liability). The amount of additional state and deferred taxes recorded in the three months ended March 31, 2005 as a result of this change in the Delegation of Control Agreement was $1.7 million.

5.     RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting for Conditional Asset Retirement Obligations

        In March 2005 the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies the meaning of "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations as referring to a legal obligation to perform an asset retirement activity where the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. The obligation to perform the retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are not affected by this interpretation and are currently evaluating the effect that application of this interpretation will have on our equity investment in the Partnership.

6.     SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended March 31,
	2005	2004
	(dollars in millions)
Operating revenue	$1,250.1	$982.5
Operating expenses	1,196.9	929.9

Operating income	$53.2	$52.6

Net income	$28.2	$33.1

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributable to the i-units we own. Through ownership of i-units, we own an approximate 17.6% limited partner interest in the Partnership at March 31, 2005. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the "General Partner" of the Partnership); accordingly, we use the equity method of accounting for our investment and record earnings equal to our ownership percentage of the Partnership's limited partners' net income. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

        The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Partnership's Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 5, 2005, is hereby incorporated by reference.

        Net income of $4.4 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively, represents equity in earnings attributable to the i-units we own, plus the dilution gain from the Partnership's issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and based on the combined federal and state income tax rate of 37.4% of Enbridge Management's share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. We have no securities outstanding that may be converted into or exercised for shares.

        The following table presents the Partnership's allocation of net income to its General Partner and limited partners for the periods presented.

	Three months ended March 31,
	2005	2004
	(in millions)
Net income of the Partnership	$28.2	$33.1
Less: net income allocated to the General Partner	(6.0)	(5.5)

Net income allocated to limited partners	$22.2	$27.6

INCOME TAXES

        Our income tax expense of $5.3 million for the three months ended March 31, 2005, is $3.2 million greater than the $2.1 million we incurred for the three months ended March 31, 2004. The increase primarily results from an increase in income from the dilution gain recognized upon the Partnership's issuance of additional common units during the first quarter 2005. Also included in income tax expense is a $1.7 million charge representing state income taxes on the cumulative deferred tax liability balance.

        The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income taxes. The effective tax rate used in computing the income tax provision is 37.4%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.4% (before the impact of the increase in the state tax rate on the cumulative deferred tax liability).

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, owned by the General Partner. At March 31, 2005, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $422.6 million associated with the 11,101,388 Listed Shares outstanding.

        The number of shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership. Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash. Instead of receiving cash distributions, the number of i-units we own will increase automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares and voting shares then outstanding will equal the number of i-units owned.

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

Item 4. Controls And Procedures

        Enbridge Management and Enbridge Inc. ("Enbridge") maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended March 31, 2005, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition.

Item 6. Exhibits

        Each exhibit identified below is filed as part of this document. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a previous filing as indicated.

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed May 31, 2002).
3.2
Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
10.1*	Amended Delegation of Control Agreement dated as of February 21, 2005.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: May 5, 2005	By:	/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer
Date: May 5, 2005	By:	/s/ MARK A. MAKI Mark A. Maki Vice President, Finance and Principal Financial Officer

QuickLinks

TABLE OF CONTENTS PART I. FINANCIAL INFORMATION
PART I—FINANCIAL INFORMATION
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS
ENBRIDGE ENERGY MANAGEMENT, L.L.C. CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II—OTHER INFORMATION
SIGNATURES