Form 10-Q
period 2005-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2005-08-05
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The Registrant had 11,306,253 Listed shares outstanding as of August 5, 2005.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see “Item 1. Business—Risk Factors” included in Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$3.5	$5.8	$7.6	$10.9
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	—	5.6	0.9
Income before income tax expense	3.5	5.8	13.2	11.8
Income tax expense (Note 4)	1.3	2.0	6.6	4.1
Net income	$2.2	$3.8	$6.6	$7.7
Net income per share, basic and diluted	$0.20	$0.37	$0.60	$0.75
Weighted average shares outstanding	11.2	10.4	11.1	10.3

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited; in millions)
Net income	$2.2	$3.8	$6.6	$7.7
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $0.8, $0.4, $6.3, and $1.6, respectively.	(1.3)	(0.6)	(8.9)	(3.0)
Comprehensive income (loss)	$0.9	$3.2	$(2.3)	$4.7

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(unaudited, in millions)
Cash flows from operating activities
Net income	$6.6	$7.7
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(7.6)	(10.9)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(5.6)	(0.9)
Income tax expense	6.6	4.1
Net cash flows from operating activities	—	—
Net cash flows from investing activities	—	—
Net cash flows from financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2005	2004
	(unaudited, in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$374.6	$376.6
	$374.6	$376.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income tax liability	$16.4	$16.1
Stockholders’ equity
Voting shares—unlimited authorized; 1.26 in 2005 and 1.21 in 2004 issued and outstanding	—	—
Listed shares—unlimited authorized; 11,306,253 in 2005 and 10,902,408 in 2004 issued and outstanding	432.9	412.5
Accumulated deficit	(51.0)	(37.2)
Accumulated other comprehensive loss	(23.7)	(14.8)
	358.2	360.5
	$374.6	$376.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2005 and December 31, 2004; the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the three and six month periods ended June 30, 2005 and 2004 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.’s (“Enbridge Management”) consolidated financial statements and notes thereto presented in Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2.   SHARE DISTRIBUTION

The following table sets forth the share distributions, as approved by the Board of Directors for each period in 2005:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Shares distributed to Public	Shares distributed to General Partner
April 25, 2005	May 13, 2005	May 4, 2005	$0.925	$50.122	204,865	169,583	35,282
January 24, 2005	February 14, 2005	February 3, 2005	$0.925	$50.681	198,980	164,711	34,269
					403,845	334,294	69,551

On July 28, 2005, our Board of Directors declared a share distribution payable on August 12, 2005, to stockholders of record as of August 5, 2005, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed shares multiplied by 11,306,253 the number of shares outstanding prior to the distribution. We also distribute additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the “General Partner”), in respect of these additional i-units.

During the first six months of 2005, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our Shareholders of $20.4 million, which increased our Accumulated deficit in the first six months of 2005.

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

In February 2005, the Partnership issued 2,506,500 Class A common units at $49.875 per unit, which generated proceeds, net of offering expenses, of approximately $124.8 million. As we did not participate in the Partnership’s issuance, our effective ownership interest in the Partnership was reduced to 17.3% from 18.1%. As net proceeds received by the Partnership were greater than net book value, this resulted in the recognition of a dilution gain of $5.6 million, before income taxes.

4.   INCOME TAXES

Enbridge Management is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and income tax purposes.

Pursuant to the Delegation of Control Agreement with the General Partner, the Partnership has agreed to reimburse us and Enbridge Management Services, L.L.C., our wholly-owned subsidiary (“EMS”), for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner, including certain tax expenses.

The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision is 37.4%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.4% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income). The amount of additional state deferred tax expense recorded as a cumulative adjustment to deferred tax liability in the three and six months ended June 30, 2005 as a result of this change in the Delegation of Control Agreement was zero and $1.7 million.

5.   RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies the meaning of “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations as referring to a legal obligation to perform an asset retirement activity where the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. The obligation to perform the retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are not affected by this interpretation and are currently evaluating the effect that application of this interpretation will have on our equity investment in the Partnership.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Under this statement, voluntary changes in accounting principle are required to be applied retrospectively for the direct effects of a change to prior periods’ financial statements, unless such application is impracticable. Retrospective application refers to reflecting a change in accounting principle in the financial statements of prior periods as if the principle had always been used. When retrospective application is determined to be impracticable, this statement requires the new accounting principle to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective treatment is practicable with a corresponding adjustment to the opening balance of retained earnings. This statement retains the guidance in APB Opinion No. 20 for reporting the corrections of errors and changes in accounting estimates. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of this statement will effect our consolidated financial statements for any changes in accounting principle we may make in the future, or new pronouncements we adopt that do not provide transition provisions.

6.   SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating revenue	$1,332.7	$969.7	$2,582.8	$1,952.2
Operating expenses	1,282.1	911.7	2,479.0	1,841.6
Operating income	$50.6	$58.0	$103.8	$110.6
Net income	$25.7	$35.9	$53.9	$69.0

Item 2.                        Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units we own. Through ownership of i-units, we own an approximate 17.9% limited partner interest in the Partnership at June 30, 2005. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the “General Partner” of the Partnership); accordingly, we use the equity method of accounting for our investment and record earnings equal to our ownership percentage of the Partnership’s limited partners’ net income. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership’s Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 5, 2005, is hereby incorporated by reference.

Net income of $2.2 million and $3.8 million for the three months ended June 30, 2005 and 2004, respectively, and $6.6 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively, represents equity in earnings attributable to the i-units we own, plus the dilution gain from the Partnership’s issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.4% of Enbridge Management’s share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. We have no securities outstanding that may be converted into or exercised for shares.

The following table presents the Partnership’s allocation of net income to its General Partner and limited partners for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Net income of the Partnership	$25.7	$35.9	$53.9	$69.0
Less: net income allocated to the General Partner	(5.8)	(5.5)	(11.8)	(11.0)
Net income allocated to limited partners	$19.9	$30.4	$42.1	$58.0

INCOME TAXES

Our income tax expense of $6.6 million for the six months ended June 30, 2005, is $2.5 million greater than the $4.1 million we incurred for the six months ended June 30, 2004. The increase primarily results from a $1.7 million charge representing state income taxes on the cumulative differences between book and taxable net income. The increase is also attributable to income taxes associated with the dilution gain we recognized upon the Partnership’s issuance of additional common units during the first six months of 2005.

The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income taxes. The effective tax rate used in computing the income tax provision is 37.4%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.4% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income).

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, owned by the General Partner. At June 30, 2005, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $432.9 million associated with the 11,306,253 Listed Shares outstanding.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.                        Quantitative And Qualitative Disclosure About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into. The information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosure about Market Risk,” in the Partnership’s Form 10-Q is hereby incorporated by reference.

Item 4.        Controls And Procedures

Enbridge Management and Enbridge Inc. (“Enbridge”) maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended June 30, 2005, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

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

Item 6.                        Exhibits

Each exhibit identified below is filed as part of this document. Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a previous filing as indicated.

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management’s Registration Statement on Form S-1 filed May 31, 2002).
3.2

Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed November 25, 2002).

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)
Date: August 5, 2005	By:	/s/ DAN C. TUTCHER
Dan C. Tutcher
President
(Principal Executive Officer)
Date: August 5, 2005	By:	/s/ MARK A. MAKI
Mark A. Maki
Vice President, Finance
(Principal Financial Officer)