Form 10-Q
period 2005-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2005-10-28
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had 11,497,554 Listed Shares outstanding as of October 28, 2005.

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(3.6)	$4.2	$4.0	$15.1
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	6.3	5.6	7.2
Income (loss) before income tax benefit (expense)	(3.6)	10.5	9.6	22.3
Income tax benefit (expense) (Note 4)	1.4	(3.7)	(5.2)	(7.8)
Net income (loss)	$(2.2)	$6.8	$4.4	$14.5
Net income (loss) per share, basic and diluted	$(0.19)	$0.65	$0.39	$1.40
Weighted average shares outstanding	11.4	10.6	11.2	10.4

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited; in millions)
Net income (loss)	$(2.2)	$6.8	$4.4	$14.5
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $9.3, $3.0, $15.6, and $4.6, respectively.	(15.7)	(5.6)	(24.6)	(8.6)
Comprehensive income (loss)	$(17.9)	$1.2	$(20.2)	$5.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(unaudited, in millions)
Cash flows from operating activities
Net income	$4.4	$14.5
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(4.0)	(15.1)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(5.6)	(7.2)
Income tax expense	5.2	7.8
Net cash flows from operating activities	—	—
Net cash flows from investing activities	—	—
Net cash flows from financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2005	December 31, 2004
	(unaudited, in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$346.0	$376.6
	$346.0	$376.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income tax liability	$5.7	$16.1
Stockholders’ equity
Voting shares—unlimited authorized; 1.28 in 2005 and 1.21 in 2004 issued and outstanding	—	—
Listed shares—unlimited authorized; 11,497,554 in 2005 and 10,902,408 in 2004 issued and outstanding	443.4	412.5
Accumulated deficit	(63.7)	(37.2)
Accumulated other comprehensive loss	(39.4)	(14.8)
	340.3	360.5
	$346.0	$376.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at September 30, 2005 and December 31, 2004; the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Enbridge Energy Management, L.L.C.’s (“Enbridge Management”) consolidated financial statements and notes thereto presented in Enbridge Management’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2. SHARE DISTRIBUTION

The following table sets forth the share distributions, as approved by the Board of Directors for each period in 2005:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Shares distributed to Public	Shares distributed to General Partner
July 28, 2005	August 12, 2005	August 5, 2005	$0.925	$54.667	191,301	158,355	32,946
April 25, 2005	May 13, 2005	May 4, 2005	0.925	50.122	204,865	169,583	35,282
January 24, 2005	February 14, 2005	February 3, 2005	0.925	50.681	198,980	164,711	34,269
					595,146	492,649	102,497

On October 26, 2005, our Board of Directors declared a share distribution payable on November 14, 2005, to stockholders of record as of November 3, 2005, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares multiplied by the number of shares outstanding prior to the distribution. We also distribute additional Listed Shares to the Listed Shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the “General Partner”), in respect of these additional i-units.

During the first nine months ended September 30, 2005, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our Shareholders of $30.9 million, which increased our accumulated deficit.

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

The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision is 37.3%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.3% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income).

For the three months ended September 30, 2005, state deferred tax expense and the related deferred tax liability were reduced by $0.1 million as a result of the amendment in 2005 to the Delegation of Control Agreement. An additional $1.6 million was recorded to state deferred tax expense and the related tax liability for the nine months ended September 30, 2005, to give effect to the change in the Delegation of Control Agreement.

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

6. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating revenue	$1,809.6	$1,004.8	$4,392.4	$2,957.0
Operating expenses	1,797.7	943.2	4,276.7	2,784.8
Operating income	$11.9	$61.6	$115.7	$172.2
Net income (loss)	$(14.4)	$27.6	$39.5	$96.6

Item 2.                        Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units we own. Through ownership of i-units, we own an approximate 18.1% limited partner interest in the Partnership at September 30, 2005. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the “General Partner” of the Partnership); accordingly, we use the equity method of accounting for our investment and record earnings equal to our ownership percentage of the Partnership’s net income allocable to the limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership’s Form 10-Q for the quarterly period ended September 30, 2005, as filed on Ocotber 28, 2005, is hereby incorporated by reference.

Our net loss of $2.2 million and net income of $6.8 million for the three months ended September 30, 2005 and 2004, respectively, and net income of $4.4 million and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively, represents our equity in earnings of the Partnership attributable to the i-units we own, plus the dilution gain from the Partnership’s issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.3% of Enbridge Management’s share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. We have no securities outstanding that may be converted into or exercised for shares.

The following table presents the Partnership’s allocation of net income to its General Partner and limited partners for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Net income (loss) of the Partnership	$(14.4)	$27.6	$39.5	$96.6
Less: net income allocated to the General Partner	(5.1)	(5.5)	(16.9)	(16.5)
Net income (loss) allocated to limited partners	$(19.5)	$22.1	$22.6	$80.1

INCOME TAXES

We recorded an income tax benefit of $1.4 million for the three months ended September 30, 2005, due to the losses we recorded on our equity investment in the Partnership. For the same period in 2004, we recorded income tax expense of $3.7 million associated with our equity investment in the Partnership and the dilution gain we recognized on the Partnership’s issuance of units.

Our income tax expense of $5.2 million for the nine months ended September 30, 2005, is $2.6 million less than the $7.8 million we incurred for the nine months ended September 30, 2004. The decrease was primarily due to lower equity income from our investment in the Partnership, partially offset by an increase from a $1.6 million charge for cumulative state income taxes on the differences between book and taxable net income resulting from the amendment to the Delegation of Control Agreement.

The Delegation of Control Agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision in 2005 is 37.3%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.3% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income).

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, owned by the General Partner. At September 30, 2005, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares and $443.4 million associated with the 11,497,554 Listed Shares outstanding.

The number of shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units in the Partnership. Typically, the General Partner and owners of common units of the Partnership will receive distributions from the Partnership in cash. Instead of receiving cash distributions, the number of i-units we own will increase automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. At the same time that the number of i-units we own increases, we will make distributions on our shares in the form of additional shares, with the result that the number of our shares then outstanding will equal the number of i-units owned.

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

Item 4.                        Controls And Procedures

Enbridge Management and Enbridge Inc. (“Enbridge”) maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended September 30, 2005, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

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

Item 5.                        Other Information

Enbridge Management has adopted a set of Corporate Governance Guidelines, which affirm our commitment to maintaining a high standard of corporate governance. The guidelines are applicable to all of our employees, officers and directors. A copy of the Corporate Governance Guidelines are available on our website at www.enbridgemanagement.com. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston TX 77002.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)

Date: October 28, 2005	By:	/s/ DAN C. TUTCHER
Dan C. Tutcher
President
(Principal Executive Officer)
Date: October 28, 2005	By:	/s/ MARK A. MAKI
Mark A. Maki
Vice President, Finance
(Principal Financial Officer)