Form 10-K
period 2005-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2006-02-23
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact name of Registrant as specified in its charter)

Delaware	61-1414604
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1100 Louisiana, Suite 3300
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the Registrant’s Listed Shares held by non-affiliates of the Registrant was $472,819,913 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 17, 2006, the Registrant has 11,933,018 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2005

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Form 10-K.

PART I

Item 1.                        Business

OVERVIEW

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. Our shares, representing limited liability company interests, which we refer to as our Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ.” References to our “shares” in this Annual Report mean, collectively, our Listed Shares and our voting shares.

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner in Enbridge Energy Partners, L.P. (the “Partnership”), through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc. (the “General Partner”), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company located in Calgary, Canada that we refer to herein as Enbridge.

As of December 31, 2005 and 2004, we owned an approximate 17.5 percent and 18.1 percent limited partnership interest of the Partnership, respectively. At December 31, 2005, the General Partner owned 1.30 (100 percent) voting shares, as well as 2,015,852 (17.2 percent) Listed Shares, while the remaining 9,689,095 (82.8 percent) Listed Shares are held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Partnership’s 10-K”).

On October 17, 2002, we became a limited partner in the Partnership and, pursuant to a delegation of control agreement, assumed the management of the Partnership’s business and affairs. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

Under its partnership agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to its general partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership’s partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership’s partnership agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently, with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

The Partnership recognizes the delegation of rights and powers to us, and indemnifies and protects us, our officers and our directors to the same extent as it does with respect to the General Partner under the Partnership’s partnership agreement. In addition, the Partnership reimburses us for expenses to the same extent as it does with respect to the General Partner under the Partnership’s partnership agreement and reimburses us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and us.

The delegation of control agreement with the General Partner continues until:

•       either the General Partner has withdrawn (whether voluntarily or involuntarily) or has been removed as the general partner of the Partnership;

•       all of our shares are owned by the general partner of the Partnership or its affiliates, and termination of the delegation of control agreement has been approved by us and the general partner of the Partnership; or

•       termination of the delegation of control agreement has been approved by us, the General Partner, the record holders of a majority of the outstanding Listed Shares (other than the General Partner, the record holder of the voting shares or their respective affiliates) and the record holders of the majority of the voting shares.

The General Partner is the only general partner of the Partnership. The General Partner retains its general partner interest and shares in the profits, losses and distributions from the Partnership.

If the General Partner’s power and authority as general partner are modified in the partnership agreement of the Partnership, then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement except for any amendment that, in the sole discretion of our board of directors, would reduce the time for any notice to which owners of our shares are entitled or would materially adversely affect the rights or preferences of the holders of our shares.

EMPLOYEES

We have entered into agreements with the General Partner and several of its affiliates to provide us with the necessary services and support personnel, who act on our behalf as our agents.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

We also make available free of charge on or through our Internet website at http://www.enbridgemanagement.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

Item 1A.                Risk Factors

As discussed above, our results of operations, financial position and cash flows depend upon the results of operations, financial position and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial position and cash flows and could cause actual results to differ from the forward-looking statements herein. For a discussion of the risk factors that could affect the Partnership’s actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership’s Annual Report, please read “Risk Factors” contained in Part I, Item 1A of the Partnership’s 10-K, which discussion is incorporated herein by reference.

The value of the quarterly distribution of an additional fractional share may be less than the quarterly distribution of cash that the Partnership’s common unitholders will receive per common unit.

The fraction of an Enbridge share to be issued per share outstanding with each quarterly distribution is based on the average closing price of our Listed Shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our Listed Shares may vary substantially over time, the market value on the date you receive a distribution of additional shares may vary substantially from the cash you would have received had you owned common units of the Partnership instead of our shares.

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

Additionally, the public sale by the General Partner of a significant portion of the 3,912,750 Class B common units that it currently owns could reduce the market price of the Class A common units and, indirectly, our shares. The Partnership’s partnership agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or its affiliates. A public sale of the Class B common units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its Class B common units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the shares.

Because our only assets are the Partnership’s i-units that we own, our financial condition and results of operations depend solely upon the performance of the Partnership.

We are a limited partner of the Partnership and our only asset is the Partnership’s i-units that we own. If the Partnership decreases the cash distributions it pays to common unitholders, the value of distributions of shares to holders of our shares will decrease as well.

Furthermore, we may establish cash reserves at the Partnership that in our reasonable discretion are necessary to fund the Partnership’s future operating and capital expenditures, provide for the proper conduct of business, comply with applicable laws or agreements to which the Partnership is a party, or provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution to holders of the Partnership’s common units and, consequently, the distributions on your shares.

Shares are subject to purchase provisions that could result in your having to sell your shares at a time or price that may be unfavorable to you.

If Enbridge exercises any of its rights to purchase our shares, you will be required to sell your shares at a time or price that may be undesirable, and you could receive less than you paid for your shares. Any sale of our shares to Enbridge or otherwise for cash will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner’s tax basis in the shares sold.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

Under the delegation of control agreement, we have been delegated management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner under the Partnership’s partnership agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the U.S. federal securities laws, where indemnification may be against public policy.

The shares you own are not entitled to vote to elect our directors, and, therefore, you will have little or no opportunity to influence or change our management.

You have little or no opportunity to influence or change our management, because the General Partner owns all of our voting shares eligible to vote in the election of our directors.

The General Partner has delegated to us substantially all of its rights and powers to manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions. Furthermore, if a person or group owns 20% or more of the aggregate number of issued and outstanding common units and our shares, that person or group may not vote its shares. This limitation does not apply to Enbridge and its affiliates.

If in the future we cease to manage the business and affairs of the Partnership, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage the Partnership’s business and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our affiliates.

The interests of Enbridge may differ from our interests, the interests of our shareholders and the interests of limited partners of the Partnership.

Enbridge indirectly owns 100% of the General Partner and elects all of its directors. The General Partner owns all of our voting shares and elects all of our directors. Furthermore, some of the Partnership’s directors and officers are also directors and officers of Enbridge. Consequently, conflicts of interest could arise between the Partnership’s unitholders and Enbridge.

Our limited liability company agreement and the Partnership’s partnership agreement limit the fiduciary duties of our board of directors and the Partnership to our shareholders and the Partnership’s unitholders. These restrictions allow our board of directors and the General Partner to resolve conflicts of interest by considering the interests of all the parties to the conflict, including our interests, the interests of the Partnership and the interests of the General Partner. Additionally, these limitations reduce the rights of our shareholders and the rights of the Partnership’s unitholders under the Partnership’s partnership agreement to sue our board of directors and the board of directors of the General Partner should they act in a way that, were it not for these limitations of liability, would constitute a breach of their fiduciary duties.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

None.

Item 3.                        Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on our financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Our Listed Shares and traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	Market Price Data
	2005		2004
Quarter ended:	Low	High	Low	High
March 31	$47.51	$54.12	$45.86	$49.69
June 30	$47.08	$52.35	$39.75	$49.85
September 30	$50.12	$55.98	$42.02	$44.80
December 31	$43.25	$55.50	$42.96	$49.39

On February 17, 2006, the last reported sales price of the Listed Shares on the NYSE was $46.30. There were approximately 8,600 holders of our Listed Shares as of February 17, 2006, which includes individual participants in security positions listings.

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

The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2005 and 2004.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Shares distributed to Public	Shares distributed to General Partner
2005
October 26, 2005	November 14, 2005	November 3, 2005	$0.925	$51.278	207,393	171,675	35,718
July 28, 2005	August 12, 2005	August 5, 2005	$0.925	$54.667	191,301	158,355	32,946
April 25, 2005	May 13, 2005	May 4, 2005	$0.925	$50.122	204,865	169,583	35,282
January 24, 2005	February 14, 2005	February 3, 2005	$0.925	$50.681	198,980	164,711	34,269
					802,539	664,324	138,215
2004
October 22, 2004	November 12, 2004	November 1, 2004	$0.925	$43.979	224,576	185,899	38,677
July 22, 2004	August 13, 2004	August 2, 2004	$0.925	$43.885	220,412	182,452	37,960
April 26, 2004	May 14, 2004	May 5, 2004	$0.925	$45.972	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	$0.925	$49.246	188,998	156,448	32,550
					840,239	695,531	144,708

In 2005 and 2004, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $41.5 million and $38.3 million, respectively.

On January 30, 2006, our board of directors declared a share distribution payable on February 14, 2006, to shareholders of record as of February 7, 2006, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of i-units we received from the Partnership on February 14, 2005 was 228,071.

The total i-units distributed to us was computed by dividing $0.925, the cash amount distributed per common unit, by $47.47, the average closing price of the Listed Shares on the NYSE for the ten consecutive trading days prior to the ex-dividend date, multiplied by 11,704,948, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6.                        Selected Financial Data

The following table sets forth our summary financial data for the periods and at the dates indicated. We derived the table from our consolidated financial statements and notes thereto, and it should be read in conjunction with those consolidated financial statements. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (inception) through December 31, 2002
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$12.0	$21.6	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P	10.3	7.2	16.2	—
Income tax expense	(9.9)	(10.1)	(12.3)	(1.6)
Net income	$12.4	$18.7	$22.8	$3.1
Basic and diluted earnings per share	$1.10	$1.78	$2.35	$1.05
Weighted average shares outstanding	11.3	10.5	9.7	2.9
Equivalent distribution value per share(1)	$3.70	$3.70	$3.70	$0.90
Number of additional shares distributed	0.80	0.84	0.83	0.23
Total assets at December 31	$366.5	$376.6	$358.0	$332.6

(1)                Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our consolidated financial statements included in this annual report beginning on page F-1, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership’s 10-K, which is hereby incorporated by reference as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and the cash flows of the Partnership.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 of this report.

BUSINESS OVERVIEW

We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for U.S. federal income tax purposes. The General Partner owns all of our voting shares and is an indirect, wholly-owned subsidiary of Enbridge.

By agreement with the Partnership and the General Partner, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Partnership’s 10-K for the year ended December 31, 2005, is hereby incorporated by reference as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

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

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2005 and 2004, we owned approximately 17.5 percent and 18.1 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership distributes i-units and issues additional Class A common units. Changes in the calculation of the ownership percentage affects our net income and comprehensive income.

Gain on issuance of units by Enbridge Energy Partners, L.P.

We recognize a gain or loss when our ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and we do not participate in the issuance. To the extent the new issuance price per unit is greater than or less than our adjusted average cost per unit, such amount is further adjusted and a gain/(loss) is recognized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributable to the i-units we own. At December 31, 2005, 2004 and 2003, through our ownership of i-units, we had an approximate 17.5 percent, 18.1 percent and 18.2 percent limited partner interest in the Partnership, respectively. Our percentage ownership in the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of additional common units by the Partnership.

The following table presents the Partnership’s allocation of net income to its General Partner and limited partners for the periods presented.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Net income (loss) of the Partnership	$89.2	$138.2	$111.7
Less: net income allocated to the General Partner	(23.5)	(22.5)	(19.6)
Net income (loss) allocated to limited partners	$65.7	$115.7	$92.1

Our net income of $12.4 million, $18.7 million and $22.8 million for the years ended December 31, 2005, 2004 and 2003 respectively, represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership’s issuance of units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.3%, in 2005, and 35% in 2004 and 2003, of our share of the earnings of the Partnership. Our earnings were lower in 2005 than 2004 by $6.3 million primarily due to lower equity income from investment in the Partnership and a $1.6 million charge for cumulative state income taxes on the differences between book and taxable net income resulting from the amendment to the delegation of control agreement, partially offset by the Partnership having issuances of more common units in 2005 than 2004.

Our net income was $18.7 million and $22.8 million for the years ended December 31, 2004 and 2003, respectively. The decrease in net earnings in 2004 was primarily due to lower dilution gains of $9.0 million recognized in 2004 primarily due to the Partnership having issued fewer common units in 2004 as compared with 2003.

Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of outstanding shares during the period. Earnings per share was $1.10 for the year ended December 31, 2005 as compared with $1.78 for the year ended December 31, 2004. Earnings per share was $1.78 for the year ended December 31, 2004 compared with $2.35 for the year ended December 31, 2003. The decrease in earnings per share from 2003 to 2004 and from 2004 to 2005 is attributable to lower net income and slightly higher weighted average shares outstanding and a higher effective tax rate in 2005.

We do not have any securities outstanding that may be converted into or exercised for our shares.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. At December 31, 2005, our issued capitalization consisted of $454.0 million associated with our 11,704,947 outstanding Listed Shares. At December 31, 2004, our issued capitalization consisted of $412.5 million associated with our 10,902,408 outstanding Listed Shares.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s common units receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own increases automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the distribution per unit by the closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares. At the same time that the number of i-units we own increases, we will make a distribution on our shares in the form of additional shares, with the result that the number of shares that are then outstanding will equal the number of i-units that we own.

We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or any similar capital-based other foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

Pursuant to a delegation of control agreement with the General Partner, the Partnership has agreed to reimburse us and Enbridge Management Services, L.L.C., our wholly-owned subsidiary (“EMS”), for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner, including certain tax expenses.

The delegation of control agreement with the General Partner was amended effective February 21, 2005.  As a result of the amendment, the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we began accruing state income taxes in 2005 in addition to federal income taxes. The effective tax rate used in computing the income tax provision is 37.3%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.3% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income).

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Under this statement, voluntary changes in accounting principles are required to be applied retrospectively for the direct effects of a change to prior periods’ financial statements, unless such application is impracticable. Retrospective application refers to reflecting a change in accounting principle in the financial statements of prior periods as if the principle had always been used. When retrospective application is determined to be impracticable, this statement requires the new accounting principle to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective treatment is practicable with a corresponding adjustment to the opening balance of retained earnings. This statement retains the guidance in APB Opinion No. 20 for reporting the corrections of errors and changes in accounting estimates. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of this statement on January 1, 2006, will affect our consolidated financial statements for any changes in accounting principles we may make in 2006 and future periods, or new pronouncements we adopt that do not provide transition provisions.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

For a discussion of these matters as they pertain to the Partnership, please read “Part II, Item 7A.” of the Partnership’s 10-K, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.        Financial Statements and Supplementary Data

Our consolidated financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, begin on page F-1 of this Report and are hereby incorporated by reference.

The consolidated financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership’s 10-K in “Part II, Item 8,” which is hereby incorporated by reference as activities of the partnership have an impact on our results of operations and financial position.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Exchange Act. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended December 31, 2005, that would materially affect our internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in the Securities Exchange Act Rule 13a-15(f).

Our internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•       Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•       Provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements is prevented or timely detected.

Our internal control over financial reporting may not prevent or detect all misstatements because of its inherent limitations. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with our policies and procedures.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2.

Item 9B.     Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our business and affairs are managed by our board of directors.

Set forth below is certain information concerning the directors and executive officers of the General Partner and us as the delegate of the General Partner under a delegation of control agreement among the Partnership, the General Partner and us. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc. (“Enbridge Pipelines”), as the sole stockholder of the General Partner. All directors were elected and may be removed by the General Partner, as the sole holder of our voting shares. All of our officers and those of the General Partner serve at the discretion of the respective boards of directors of the General Partner and us. All directors and officers of the General Partner hold identical positions with us.

Name	Age	Position
J.A. Connelly	59	Director
P.D. Daniel	59	Director
E.C. Hambrook	68	Director
M.O. Hesse	63	Director
G.K. Petty	64	Director
D.C. Tutcher	56	President and Director
J.R. Bird	56	Group Vice President—Liquids Transportation and Director
L.A. Zupan	50	Vice President—Liquids Transportation Operations
M.A. Maki	41	Vice President—Finance
T.L. McGill	51	Vice President—Commercial Activity & Business Development & Chief Operating Officer
A.D. Meyer	49	Vice President—Liquids Transportation Technology
R.L. Adams	41	Vice President—Operations and Technologies
D.V. Krenz	54	Vice President
V.D. Yu	39	Treasurer
J.L. Balko	40	Controller
E.C. Kaitson	49	Assistant Secretary
B.A. Stevenson	50	Corporate Secretary

J.A. Connelly was elected a director of the General Partner in January 2003 and serves as the Chairman of its Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

P.D. Daniel was elected a director of the General Partner in July 1996 and served as its President from July 1996 through October 1997. Mr. Daniel has served as President of Enbridge since September 2000 and as Chief Executive Officer of Enbridge since January 2001. Prior to that time Mr. Daniel also served as President & Chief Operating Officer—Energy Delivery of Enbridge from June 1998 to December 2000. He currently serves as a director of EnCana Corporation.

E.C. Hambrook was elected a director of the General Partner in January 1992 and serves on its Audit, Finance & Risk Committee. Mr. Hambrook serves as Chairman of the board of directors of the General Partner. Mr. Hambrook has served as President of Hambrook Resources, Inc. since its inception in 1991. Hambrook Resources, Inc. is a real estate investment, marketing and sales company.

M.O. Hesse was elected a director of the General Partner in March 2003 and serves as a member of its Audit, Finance & Risk Committee. Ms. Hesse was President and CEO of Hesse Gas Company from 1990 through 2003. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She currently serves as a director of Arizona Public Service Company, Pinnacle West Capital Corporation, and Terra Industries, Inc.

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

J.R. Bird served as a director of the General Partner from September 2000 to January 2003 and was reelected as a Director in October 2003. He was elected Group Vice President, Liquids Transportation of the General Partner in May 2005 and Vice President, Liquids Transportation in January 2003. He served as President from September 2000 until June 2001. He has also served as Group Vice President, Liquids Pipelines since May 2005, prior to which he was Group Vice President, Transportation North of Enbridge since May 2001 and President of Enbridge Pipelines since September 2000. Prior to that time he served as Group Vice President, Transportation from September 2000 through April 2001 and as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000.

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

A.D. Meyer was elected Vice President, Liquids Transportation Technology, of the General Partner in July 2003. He also continues to serve as Vice President, Technology, Enbridge Pipelines since his appointment in July 1999 and as President, Gateway Pipeline Inc. since his appointment in June 2005. Prior to that time he served as President, Enbridge Pipelines (Athabasca) Inc. from October 1997 to July 1999 and as Vice President, Liquids Marketing with Enbridge for the same period.

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

V.D. Yu was elected Treasurer of the General Partner in July 2005 and is also an Assistant Treasurer of Enbridge. Since July 2002, he was Director, Financial Management at Enbridge and previously Manager, Capital Markets and Risk Management.

J.L. Balko was elected Controller of the General Partner in April 2003. Prior to that time, she served as Chief Accountant of the General Partner from October 1999 to April 2003.

E.C. Kaitson was elected Assistant Secretary of the General Partner in July 2004. He served as Corporate Secretary of the General Partner from October 2001 to July 2004. He also currently serves as Associate General Counsel of Enbridge. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until Enbridge acquired it on May 11, 2001.

B.A. Stevenson was elected Corporate Secretary of the General Partner in July 2004. Between 2000 and 2004 Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company,  that was acquired by TransCanada Pipelines.

(b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based solely on the review of the reports furnished to us, we believe that, during fiscal year 2005, all Section 16(a) filing requirements applicable to Enbridge Management’s directors, executive officers and greater than 10% beneficial owners were met.

(c) GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our CEO to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on October 14, 2005.

AUDIT, FINANCE & RISK COMMITTEE

We have an Audit, Finance & Risk Committee (the “Audit Committee”) comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act, as amended. None of these members are relying upon any exemptions from the independence requirements of Section 10A of the Exchange Act, as amended. The members of our Audit Committee are M.O. Hesse, E.C. Hambrook, G.K. Petty and J.A. Connelly. Our Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. Our Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

The charter of our Audit Committee is filed as an exhibit to this annual report on Form 10-K and is available on  our website at www.enbridgemanagement.com. The Charter of our Audit Committee complies with the listing standards of the NYSE currently applicable to us.

Our board of directors has determined that M.O. Hesse, E.C. Hambrook and J.A. Connelly qualify as “Audit Committee financial experts” as defined in Item 401(h) of SEC Regulation S-K and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Our Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing in care of Chairman, Audit Committee, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, Texas 77002.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics for Senior Financial Officers is available on our Internet website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We intend to post on our Internet website any amendments to or waivers of our Code of Ethics for Senior Financial Officers. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

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

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how the board of directors should function and the board of directors’ position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgemanagement.com. We intend to post on our website any amendments to our Corporate Governance Guidelines. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston TX 77002.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

Our non-management directors meet at regularly scheduled executive sessions without management. J.A. Connelly or E.C. Hambrook serve as the presiding director at those executive sessions. Persons wishing to communicate with our non-management directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, Texas 77002.

Item 11.                 Executive Compensation

The following table sets forth the annual, long-term and other compensation for all services provided in all capacities to Enbridge Management and the Partnership for the fiscal years ended December 31, 2005, 2004 and 2003 of the Chief Executive Officer and four of our other executive officers with the highest salary and bonus compensation charged to Enbridge Management and the Partnership in the 2005 fiscal year (the “Named Executive Officers”). The Partnership bears an allocable portion of these officers’ total compensation that is based on the approximate percentage of time each of these officers devote to Enbridge Management and the Partnership. The other affiliates of Enbridge, to whom these officers also render services, bear the remainder of the compensation expenses of these officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation(1)(2) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(3) (#)	LTIP Payouts ($)	All Other Compen- sation(4) ($)	Approximate Percentage of Time Devoted to Enbridge Management and the Partnership
D.C. Tutcher	2005	343,750	235,000	30,000	—	34,000	—	17,897	90
President	2004	322,000	270,000	30,000	—	17,000	—	12,350
	2003	309,750	235,000	35,000	—	50,000	—	10,000
T.L. McGill	2005	267,750	143,894	20,000	—	20,400		12,886	90
Vice President—	2004	231,385	126,500	20,000	—	20,000	—	11,044
Commercial	2003	221,000	89,800	20,000	—	23,200	—	6,361
Activity & Business
Development
E.C. Kaitson	2005	182,685	54,839	10,000	—	11,600	—	11,384	90
Assistant Secretary	2004	174,055	59,900	10,000	—	6,500	—	10,643
and Associate General	2003	168,000	35,400	10,000	—	5,900	—	8,375
Counsel
M.A. Maki	2005	197,500	84,840	20,000	—	11,400	—	10,288	90
Vice President—	2004	171,365	87,300	20,000	—	15,000	—	9,444
Finance	2003	161,750	71,400	20,000	—	16,700	—	7,100
R.L. Adams	2005	176,070	75,600	20,000	—	10,800		8,950	90
Vice President—	2004	161,960	81,600	20,000	—	10,000	—	8,339
Operations and	2003	151,000	54,100	26,229	—	7,500	—	7,568
Technology

(1)                 Amounts in this column include: the flexible perquisites allowance (as described in Note 2 below), flexible credits paid as additional compensation (as described in Note 2 below), one-time payments for termination benefits, and the taxable benefit from loans by Enbridge made before the effective date of the Sarbanes-Oxley Act, which were granted for relocation or hiring incentive purposes (and amounts reimbursed for the payment of taxes relating to such benefit).

(2)                 Effective July 1, 2001, Enbridge adopted a flexible benefit program pursuant to which employees receive an amount of flex credits based on their family status and base salary. Beginning in fiscal 2003, the Named Executive Officers were given a Flexible Perquisites Allowance to cover perquisites that may have been previously paid on behalf of each executive. Flex credits can be (a) used to purchase various benefits (such as extended health or dental coverage, disability insurance and life insurance) on the same terms as are available to all employees; (b) applied as contributions to the Stock Purchase and Savings Plan (as described in Note 3 below); or (c) paid to the employee as additional compensation. In 2005, Mr. Tutcher received perquisites and other personal benefits totaling $30,000, all of which related to his Flexible Perquisites Allowance; Mr. McGill received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; Mr. Maki received perquisites and other personal benefits totaling $20,000, all of which related to his Flexible Perquisites Allowance; Mr. Kaitson received perquisites and other personal benefits totaling $10,000, all of which related to his Flexible Perquisites Allowance, and Mr. Adams received perquisites and other personal benefits totaling $20,000 all of which related to his Flexible Perquisites Allowance.

(3)                 Each option entitles the holder to acquire the indicated number of shares of Enbridge common stock. The costs associated with recognizing the fair value of the options as compensation expense are borne by the Partnership. Additional information is provided in the following section labeled “Stock Options”.

(4)                 Employees in the United States participate in the Enbridge Employee Services, Inc. Savings Plan (the “401(k) Plan”) under which employees may contribute up to 50% of their base salary, with employee contributions up to 5% matched by Enbridge (all subject to the contribution limits specified in the Internal Revenue Code). Enbridge’s contributions are used to purchase Enbridge shares at market value and the employees’ contributions may be used to purchase Enbridge shares or nine designated funds. During 2005, Enbridge made contributions of $10,500, $10,500, $9,134.34, $9,875.06, and $8,571.53, respectively, to the 401(k) Plan for the benefit of Mr. Tutcher, Mr. McGill, Mr. Kaitson, Mr. Maki, and Mr. Adams. Mr. Tutcher also received $5,000 as reimbursement for professional financial services. Additionally, during 2005 Enbridge Employee Services, Inc. paid term life insurance premiums of $540, $529, $393, $413, and $378 for the benefit of Mr. Tutcher, Mr. McGill, Mr. Kaitson, Mr. Maki, and Mr. Adams, respectively. In 2005, Enbridge Employee Services, Inc. also furnished Messrs. Tutcher, McGill and Kaitson with parking benefits, at an annual cost of $1,857.

Stock Options

We do not maintain any compensation plans for the benefit of the Named Executive Officers under which equity interests in us or the Partnership may be awarded. In 2004, Enbridge began allocating to us the compensation expense it recognized in connection with recording the fair value of its outstanding stock options granted to certain of our officers, including the Named Executive Officers. Prior to 2004, we were not allocated any expense associated with stock option grants. The stock options are granted to the Named Executive Officers pursuant to the Enbridge Incentive Stock Option Plan, which is a long-term incentive plan administered by the Human Resources & Compensation Committee of Enbridge. The stock option grants are denominated in Canadian dollars, or CAD. The following two tables set forth information concerning options granted and exercised during 2005 by the Named Executive Officers under the Enbridge stock option plans:

Options/SAR Grants in Last Fiscal Year

Individual Grants					Potential Realizable
	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in	Exercise or Base Price		Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	(#)	Fiscal Year	($CAD/Sh)	Expiration Date	5% $CAD	10% $CAD
D.C. Tutcher	34,000	2.22%	31.68	February 3, 2015	677,395	1,716,651
T.L. McGill	20,400	1.33%	31.68	February 3, 2015	406,437	1,029,991
E.C. Kaitson	11,600	0.76%	31.68	February 3, 2015	231,111	585,681
M.A. Maki	11,400	0.74%	31.68	February 3, 2015	227,127	575,583
R.L. Adams	10,800	0.70%	31.68	February 3, 2015	215,173	545,289

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

	Shares Acquired		Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (1)		Value of Unexercised In- The-Money Options/SARS At Fiscal Year-End
Name	on Exercise (#)	Value Realized ($CAD)	Exercisable (#)	Unexercisable (#)	Exercisable ($CAD)	Unexercisable ($CAD)
D.C. Tutcher	—	—	575,194	214,500	9,826,198	2,622,450
T.L. McGill	34,500	365,788	33,200	85,100	466,148	938,522
E.C. Kaitson	—		121,420	31,400	2,577,113	309,273
M.A. Maki	—	—	46,200	54,600	685,031	609,135
R.L. Adams	24,900	237,299	—	36,600	—	373,808

(1)                The number of securities underlying unexercised options/SARs at May 20, 2005, were adjusted for a 2-for-1 stock split declared by Enbridge on its shares.

Enbridge also maintains a long-term, performance-based stock unit plan (the “PSU Plan”). Under the PSU Plan, participating executives receive annual grants of PSUs. The initial value of each of these PSUs is equivalent to the market value of one Enbridge share. Each award may be paid out at the end of a three-year performance cycle based on:

1)     the market value of the Enbridge share at the end of the three-year period;

2)     additional PSUs representing dividends paid during the three-year period; and

3)     Enbridge’s total shareholder return over a three-year period relative to a peer group of companies established in advance by Enbridge’s Human Resources & Compensation Committee. Payments under the PSU Plan may be increased up to 200% of the original award when Enbridge outperforms its peer group.

If performance fails to meet threshold performance levels, no payments are made. Enbridge does not issue any shares in connection with the PSU Plan. The compensation expense associated with recognizing the fair value of the outstanding stock units attributable to our executive officers that participate in the PSU Plan are allocated to us and expensed in our consolidated statements of income. The following table sets forth the grants made to the Named Executive Officers during 2005 pursuant to the PSU Plan:

Long-Term Incentive Plan Awards Table

	Securities, Units		Estimated Future Payouts Under Non-Securities-Price-Based Plans
Name	or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold(1) (#)	Target(2) (#)	Maximum(3) (#)
D.C. Tutcher	7,090	January 1, 2005-December 31, 2007	284	7,090	14,180
T.L. McGill	2,880	January 1, 2005-December 31, 2007	115	2,880	5,760
E.C. Kaitson	—	January 1, 2005-December 31, 2007	—	—	—
M.A. Maki	2,140	January 1, 2005-December 31, 2007	86	2,140	4,280
R.L. Adams	2,020	January 1, 2005-December 31, 2007	81	2,020	4,040

(1)                “Threshold” refers to the minimum amount payable for a certain level of performance under the PSU Plan.

(2)                “Target” refers to the amount payable if the specified performance target is reached.

(3)                “Maximum” refers to the maximum payout possible as specified under the PSU Plan.

Pension Plan

The following tables illustrate the benefits payable under the defined benefit component of Enbridge’s trusteed non-contributory pension plans (the “Plan”), which apply to the Named Executive Officers of the Partnership. The tables illustrate the total annual pension entitlements assuming the eligibility requirements for an unreduced pension have been satisfied. Plan benefits that exceed maximum pension rules applicable to registered plan benefits are paid from the Enbridge supplemental pension plan. Other trusteed pension plans, with varying contribution formulae and benefits, cover the balance of employees.

For service prior to January 1, 2000, the Plan provides a yearly pension payable after age 60 in the normal form (60 percent joint and last survivor) equal to: (a) 1.6 percent of the average of the participant’s highest annual salary during three consecutive years out of the last ten years of credited service multiplied by (b) the number of credited years of service. The pension is offset, after age 65, by 50 percent of the participant’s Social Security benefit, prorated by years in which the participant has both credited service and Social Security coverage. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements. Retirement benefits paid from the Plan are indexed at 50 percent of the annual increase in the consumer price index.

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

Pension Plan Tables

Service Prior to January 1, 2000, before Social Security Offset

	Years of Credited Service
Remuneration(1)	10	15	20	25	30	35
$ 200,000	$32,000	$48,000	$64,000	$80,000	$96,000	$112,000
250,000	40,000	60,000	80,000	100,000	120,000	140,000
300,000	48,000	72,000	96,000	120,000	144,000	168,000
350,000	56,000	84,000	112,000	140,000	168,000	196,000
400,000	64,000	96,000	128,000	160,000	192,000	224,000
450,000	72,000	108,000	144,000	180,000	216,000	252,000
500,000	80,000	120,000	160,000	200,000	240,000	280,000
550,000	88,000	132,000	176,000	220,000	264,000	308,000
600,000	96,000	144,000	192,000	240,000	288,000	336,000
650,000	104,000	156,000	208,000	260,000	312,000	364,000
700,000	112,000	168,000	224,000	280,000	336,000	392,000
750,000	120,000	180,000	240,000	300,000	360,000	420,000
800,000	128,000	192,000	256,000	320,000	384,000	448,000

Service After December 31, 1999

Remuneration(1)	10	15	20	25	30	35
$ 200,000	$40,000	$60,000	$80,000	$100,000	$120,000	$140,000
250,000	50,000	75,000	100,000	125,000	150,000	175,000
300,000	60,000	90,000	120,000	150,000	180,000	210,000
350,000	70,000	105,000	140,000	175,000	210,000	245,000
400,000	80,000	120,000	160,000	200,000	240,000	280,000
450,000	90,000	135,000	180,000	225,000	270,000	315,000
500,000	100,000	150,000	200,000	250,000	300,000	350,000
550,000	110,000	165,000	220,000	275,000	330,000	385,000
600,000	120,000	180,000	240,000	300,000	360,000	420,000
650,000	130,000	195,000	260,000	325,000	390,000	455,000
700,000	140,000	210,000	280,000	350,000	420,000	490,000
750,000	150,000	225,000	300,000	375,000	450,000	525,000
800,000	160,000	240,000	320,000	400,000	480,000	560,000

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

Name	Age	Pre 2000 Service	Post 1999 Service
D.C. Tutcher	56	—	4.58
T.L. McGill	51	—	3.83
E.C. Kaitson	49	—	4.58
M.A. Maki	41	13.32	6.00
R.L. Adams	41	14.70	4.50

Employment Agreements

Messrs. Tutcher and Kaitson have executive employment agreements with Enbridge. The agreements commenced on May 11, 2001, and continue until the earlier of (i) a voluntary retirement in accordance with the retirement policies established for senior employees of Enbridge (ii) a voluntary resignation which is not a constructive dismissal, or (iii) termination based on disability, death, cause or by either party. The agreements provide that in the event of termination of employment, the executive agrees to keep confidential all information of a confidential or proprietary nature and further agrees not to use such information for personal advantage. The agreements also provide for a base salary, annual reviews, discretionary raises, participation in short and long-term incentive plans of Enbridge, and severance payments in the amount of two years compensation in the event of termination by Enbridge.

Director Compensation

Enbridge employees who are members of the board of directors of the General Partner of Enbridge Management do not receive any additional compensation for serving in those capacities.

During 2005, members of the board of directors of the General Partner and Enbridge Management who are not employees received an aggregate annual fee of $30,000, paid quarterly, plus $1,000 per day for each meeting attended of the board of directors or committees of the board. In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees and an additional $500 for meetings requiring out of state travel. The director who serves as chairman of the audit committees is paid an additional $7,500 per year and the director who serves as chairman of the boards is paid an additional $10,000 per year, paid quarterly.

As of January 1, 2006, the Director Compensation Plan was amended to increase the annual retainer to $75,000 and additional meeting fees were eliminated. The retainers paid to the directors serving as chairman of the boards and chairman of the audit committees will remain at current levels. The out of state travel fee will be increased to $1,500. As part of this change to the Director Compensation Plan, the directors voted to amend the Corporate Governance Guidelines to incorporate an expectation that non-employee directors will hold a personal investment in either or both Enbridge Energy Partners, L.P. or Enbridge Management, of at least two times the annual board retainer (i.e., 2 X $75,000 = $150,000). Directors would be expected to achieve the foregoing level of share ownership by the later of January 1, 2011 or five years from the date they became a director.

The General Partner indemnifies each director for actions associated with being a director to the full extent permitted under Delaware law and maintains errors and omissions insurance.

Messrs. Hambrook and Connelly served on a pricing committee in 2005 in connection with public offerings to sell limited partnership interest in the Partnership. As compensation for serving on the pricing committee, they each received a fee of $1,000 per meeting.

Messrs. Hambrook and Connelly and Ms. Hesse also served on a special committee during 2005 in connection with an evaluation of a proposed transaction with an Enbridge affiliate. As compensation for serving on the special committee, they each received a fee of $1,000 per meeting and Mr. Hambrook received $3,000 for serving as the chairman of that committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 15, 2006, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	2,055,132	17.2%
Oppenheimer Funds, Inc.(3) Two World Financial Center 225 Liberty Street, 11th Floor New York, NY 10281	714,999	6.0%
Goldman, Sachs & Co.(4) The Goldman Sachs Group, Inc. 85 Broad St. New York, NY 10004	968,147	8.1%
Kayne Anderson Capital Advisors, L.P.(5) Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	1,262,896	10.6%
Neuberger Berman, Inc.(6) 605 3rd Avenue New York, NY 10158	1,812,009	15.2%

(1)                As of February 17, 2006, there were 11,933,018 issued and outstanding Listed Shares. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)                The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)                As per its report on Schedule 13G filed February 8, 2006, Oppenheimer Funds, Inc. has shared dispositive power as to all shares indicated, and Oppenheimer Capital Income Fund has sole voting power and shared dispositive power as to all shares included. Oppenheimer Funds, Inc. disclaims beneficial ownership of all shares indicated. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, NY 10281, and the address of Oppenheimer Capital Income Fund is 6803 South Tucson Way, Centennial, CO 80112.

(4)                As per its report on Schedule 13G filed February 1, 2006, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. has shared voting power and shared dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(5)                Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its report on Form SC 13G filed February 9, 2006. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(6)                As per its report on Schedule 13G/A filed February 15, 2006, Neuberger Berman, LLC has sole voting power as to 1,564,196 shares and shared dispositive power as to 1,812,009 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

We do not have any shares that have been approved for issuance under an equity compensation plan.

(b)          Security Ownership of Management and Directors

The following table sets forth information as of February 15, 2006, regarding the beneficial ownership of our Listed Shares by all directors and of executive officers Enbridge Management.

	Enbridge Management Shares(1)
	Number of Shares	Percent of Class
J.A. Connelly	—	—
P.D. Daniel	—	—
E.C. Hambrook	1,163.30	*
M.O. Hesse	6,966.20	*
G.K. Petty	877.80	*
D.C. Tutcher	29,306.50	*
J.R. Bird	9,754	*
L.A. Zupan	—	—
M.A. Maki	—	—
T.L. McGill	1,238	*
A.D. Meyer	—	—
R.L. Adams	—	—
D.V. Krenz	—	—
V.D. Yu	—	—
J.L. Balko	—	—
E.C. Kaitson	—	—
B.A. Stevenson	—	—
Directors and Executive Officers as a group (15 persons)	49,305.80	*

*                    Less than 1%

(1)                Each beneficial owner has sole voting and investment power with respect to all the shares attributed to him/her.

Item 13.                 Certain Relationships and Related Transactions

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

Under the delegation of control agreement, the General Partner delegated, and we assumed, all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., our wholly-owned subsidiary, under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner.

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

For the years ended December 31, 2005, 2004 and 2003, all expenses in connection with the management of the business and affairs of the Partnership were paid by the Partnership.

Because neither we nor EMS have employees, we have entered into various service agreements with Enbridge and certain of its subsidiaries to fulfill our obligations under the delegation of control agreement and the agency agreement. These service agreements allow EMS and us to obtain from Enbridge and its subsidiaries various administrative, operational, technical and professional services and the use of related personnel. The Partnership directly reimburses Enbridge and its subsidiaries for the actual amount of direct and indirect expenses they incur and payments they make on our behalf and that of EMS in connection with the services and personnel provided to EMS and us. In other cases, Enbridge allocates to its affiliates an agreed percentage of the total expenses with respect to a particular type of service provided by Enbridge to all of its affiliates, including EMS and us. In either case, the Partnership pays directly or reimburses EMS and us for any amounts that EMS or we incur under the service agreements. The service agreements also provide that Enbridge and its affiliates will indemnify EMS and us for certain losses and defend us against certain claims in connection with providing or failing to provide the agreed services. Similarly, EMS and we have agreed to indemnify Enbridge and its affiliates for certain losses and defend them against certain claims as a result of their provision of the agreed services.

For the years ended December 31, 2005, 2004 and 2003, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 17, 2006, the General Partner owned approximately 2,055,131 or approximately 17.2%, of our Listed Shares and 1.33, or 100%, of our voting shares.

At February 17, 2006, we owned 11,933,019 i-units, constituting all of the outstanding i-units and an approximate 17.8% limited partner interest in the Partnership. For further discussion of Ownership and Distributions as it pertains to the Partnership, please read “Part III, Item 13.” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read “Part III, Item 13.” of the Partnership’s Annual Report, which is hereby incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2005	2004
Audit fees(1)	$106,710	$119,850
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$106,710	$119,850

(1)                Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors, or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority. All services in 2005 and 2004 were approved by the Audit, Finance & Risk Committee.

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

Item 15.                 Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(1)         Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

a.                  Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.                 Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

c.                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

d.                 Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

e.                  Consolidated Statements of Financial Position for the years ended December 31, 2005 and 2004.

f.                    Consolidated Statements of Partners’ Capital for the years ended December 31, 2005, 2004 and 2003.

g.                  Notes to the Consolidated Financial Statements.

(2)         Financial Statement Schedules.

All schedules have been omitted because they are not applicable, any required information is shown in the Consolidated Financial Statements or Notes thereto, or the required information is immaterial.

(3)         Exhibits.

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, LLC (Registrant)
By:	/s/ DAN C. TUTCHER
Dan C. Tutcher
(President)

Date: February 22 , 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title	Date
/s/ DAN C. TUTCHER	President and Director
DAN C. TUTCHER	(Principal Executive Officer)
/s/ M.A. MAKI	Vice President—Finance
M.A. MAKI	(Principal Financial Officer)
/s/ J.A. CONNELLY	Director
J.A. CONNELLY
/s/ G.K. PETTY	Director
G.K. PETTY
/s/ M.O. HESSE	Director
M.O. HESSE
/s/ E.C. HAMBROOK	Director
E.C. HAMBROOK
/s/ P.D. DANIEL	Director
P.D. DANIEL
/s/ J.R. BIRD	Director
J.R. BIRD

INDEX TO EXHIBITS

Each exhibit identified below is filed as a part of this annual report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

Exhibit Number		Description
3.1		Certificate of Formation of Enbridge Energy Management, L.L.C. (Exhibit 3.1 to Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2

Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (Exhibit 3.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).

10.1		Tax Indemnification Agreement (Exhibit 10.1 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2		Delegation of Control Agreement (Exhibit 10.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2.1		First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (Exhibit 10.1 to Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.3		Amended and Restated Treasury Services Agreement (Exhibit 10.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.4		Operational Services Agreement (Exhibit 10.4 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5		General and Administrative Services Agreement (Exhibit 10.5 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	+

Executive Employment Agreement, dated May 11, 2001, between Dan C. Tutcher, as Executive, and Enbridge Inc., as Corporation (Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).

10.7	+

Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).

10.8		First Amending Agreement to the Delegation of Control Agreement dated as of February 21, 2005 (Exhibit 10.1 to Enbridge Management’s Quarterly Report on Form 10-Q filed May 5, 2005).
14.1		Code of Ethics for Senior Financial Officers (Exhibit 14.1 to Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (Exhibit 99.1 to Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2	*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2005.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.

We have completed integrated audits of Enbridge Energy Management, L.L.C.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Enbridge Energy Management L.L.C. and its subsidiary (the ‘‘Company’’) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2006

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2005	2004	2003
	(dollars and shares in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$12.0	$21.6	$18.9
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	10.3	7.2	16.2
Income before income tax expense	22.3	28.8	35.1
Income tax expense (Note 6)	(9.9)	(10.1)	(12.3)
Net income	$12.4	$18.7	$22.8
Net income per share, basic and diluted	$1.10	$1.78	$2.35
Weighted average shares outstanding	11.3	10.5	9.7

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in millions)
Net income	$12.4	$18.7	$22.8
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $12.6, $3.5, and $4.4, respectively	(19.8)	(6.7)	(5.2)
Comprehensive (loss) income	$(7.4)	$12.0	$17.6

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
	(in millions)
Cash provided from operating activities
Net income	$12.4	$18.7	$22.8
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(12.0)	(21.6)	(18.9)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(10.3)	(7.2)	(16.2)
Income tax expense	9.9	10.1	12.3
Net cash flows from operating activities	—	—	—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2005	2004
	(dollars in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$366.5	$376.6
	$366.5	$376.6
LIABILITY AND STOCKHOLDERS’ EQUITY
Deferred income tax liability (Note 6)	$13.4	$16.1
Stockholders’ equity (Note 3)
Voting shares—unlimited authorized; 1.30 in 2005 and 1.21 in 2004 issued and outstanding	—	—
Listed shares—unlimited authorized; 11,704,947 in 2005 and 10,902,408 in 2004 issued and outstanding	454.0	412.5
Accumulated deficit	(66.3)	(37.2)
Accumulated other comprehensive loss	(34.6)	(14.8)
	353.1	360.5
	$366.5	$376.6

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in millions)
Voting shares
Beginning balance	1.21	$—	1.12	$—	1.02	$—
Issuance of voting shares to Enbridge Energy Company, Inc.	—	—	—	—	—	—
Share dividends (Note 3)	0.09	—	0.09	—	0.10	—
Ending balance	1.30	—	1.21	—	1.12	—
Listed shares
Beginning balance	10,902,408	412.5	10,062,169	374.2	9,228,654	338.9
Initial public offering of Listed Shares	—	—	—	—	—	(0.1)
Share dividends (Note 3)	802,539	41.5	840,239	38.3	833,515	35.4
Ending balance	11,704,947	454.0	10,902,408	412.5	10,062,169	374.2
Accumulated deficit
Beginning balance		(37.2)		(17.6)		(5.0)
Net income		12.4		18.7		22.8
Share dividends (Note 3)		(41.5)		(38.3)		(35.4)
Ending balance		(66.3)		(37.2)		(17.6)
Accumulated other comprehensive loss
Beginning balance		(14.8)		(8.1)		(2.9)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.		(19.8)		(6.7)		(5.2)
Ending balance		(34.6)		(14.8)		(8.1)
Total stockholders’ equity		$353.1		$360.5		$348.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 GENERAL

Enbridge Energy Management, L.L.C. and its subsidiary, referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management”, is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Enbridge Management’s Listed Shares (“Listed Shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P. (the “Partnership”) through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., (“the General Partner”), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. (“Enbridge”), an energy company based in Calgary, Alberta. The General Partner owns 1.30 or 100% of our Voting shares, as well as 2,015,852 Listed Shares, or 17.2%, while the remaining 9,689,095 of our Listed Shares, or 82.8%, were held by the public at December 31, 2005.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

Principles of consolidation

The consolidated financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, L.L.C., on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership per a delegation of control agreement. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2005, 2004 and 2003, we owned approximately 17.5%, 18.1%, and 18.2% in the Partnership, respectively.

Gain on issuance of units by Enbridge Energy Partners, L.P.

We recognize a gain or loss when our ownership interest in the Partnership is diluted. This occurs when the Partnership issues additional Class A common units and we do not participate in the issuance. To the extent the new issuance price per unit is greater than or less than our average cost per unit, a gain/(loss) is recognized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for our shares.

Income taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, the only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized.

We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units owned to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes and any other similar capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

Comprehensive income

Comprehensive income differs from net income due to the equity in other comprehensive (loss) income of the Partnership.

New Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Under this statement, voluntary changes in accounting principle are required to be applied retrospectively for the direct effects of a change to prior periods’ financial statements, unless such application is impracticable. Retrospective application refers to reflecting a change in accounting principle in the financial statements of prior periods as if the principle had always been used. When retrospective application is determined to be impracticable, this statement requires the new accounting principle to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective treatment is

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

practicable with a corresponding adjustment to the opening balance of retained earnings. This statement retains the guidance in APB Opinion No. 20 for reporting the corrections of errors and changes in accounting estimates. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of this statement will affect our consolidated financial statements for any changes in accounting principle we may make in the future, and new pronouncements we adopt that do not provide transition provisions.

3.                 SHARE DISTRIBUTIONS

Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) Voting Shares, all of which are held by the General Partner. Prior to our October 17, 2002 initial public offering of Listed Shares, the issued capitalization consisted of cash contributed by the General Partner for one voting share.

We make share distributions at the same time that the Partnership declares and makes cash distributions to its General Partner and the holders of its common units, which occurs on a quarterly basis. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its common units, the number of i-units we own increases automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. Concurrently with the increase in the number of i-units that we own, we make share distributions, with the result that the number of our shares, that are then outstanding, equal the number of i-units that we own in the Partnership.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the share distributions, as approved by our Board of Directors for each period in the years ended December 31, 2005, 2004 and 2003.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2005
October 26, 2005	November 14, 2005	November 3, 2005	$0.925	$51.28	207,393	171,675	35,718
July 28, 2005	August 12, 2005	August 5, 2005	$0.925	$54.67	191,301	158,355	32,946
April 25, 2005	May 13, 2005	May 4, 2005	$0.925	$50.12	204,865	169,583	35,282
January 24, 2005	February 14, 2005	February 3, 2005	$0.925	$50.68	198,980	164,711	34,269
					802,539	664,324	138,215
2004
October 22, 2004	November 12, 2004	November 1, 2004	$0.925	$43.98	224,576	185,899	38,677
July 22, 2004	August 13, 2004	August 2, 2004	$0.925	$43.89	220,412	182,452	37,960
April 26, 2004	May 14, 2004	May 5, 2004	$0.925	$45.97	206,253	170,732	35,521
January 22, 2004	February 13, 2004	February 2, 2004	$0.925	$49.25	188,998	156,448	32,550
					840,239	695,531	144,708
2003
October 22, 2003	November 14, 2003	November 4, 2003	$0.925	$46.60	196,417	162,590	33,827
July 23, 2003	August 14, 2003	August 4, 2003	$0.925	$46.63	191,910	158,859	33,051
April 24, 2003	May 15, 2003	May 2, 2003	$0.925	$39.84	219,501	181,698	37,803
January 23, 2003	February 14, 2003	February 4, 2003	$0.925	$37.82	225,687	186,818	38,869
					833,515	689,965	143,550

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of our share distributions to the Listed Shareholders in amounts of $41.5 million, $38.3 million, and $35.4 million as of December 31, 2005, 2004, and 2003, respectively.

On January 30, 2006, our Board of Directors declared a share distribution payable on February 14, 2006, to shareholders of record as of February 7, 2006, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We distributed additional Listed Shares to the Listed Shareholders and additional Voting Shares to the General Partner, in respect of these additional i-units.

4. GAIN ON ISSUANCES OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The following table presents the gains we recognized for the dilution of our ownership resulting from the issuances of additional Partnership units. Our ownership is diluted whenever the Partnership issues units and we do not participate in the offering.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Dilution Gain(2)
	($ in millions, except per unit amounts)
2005:
December 2005	136,200	$46.000	$6.2	17.5%	17.5%	$0.2
November 2005	3,000,000	$46.000	135.0	18.4%	17.5%	4.5
February 2005	2,506,500	$49.875	127.5	18.1%	17.3%	5.6
2005 Totals	5,642,700		$268.7			$10.3
2004:
September 2004	3,680,000	$47.900	$172.2	18.9%	17.8%	$6.3
January 2004	450,000	$50.300	22.0	18.2%	18.2%	0.9
2004 Totals	4,130,000		$194.2			$7.2
2003:
December 2003	5,000,000	$50.300	$245.3	19.4%	18.2%	$11.2
May 2003	3,850,000	$44.790	169.0	20.7%	19.4%	5.0
2003 Totals	8,850,000		$414.3			$16.2

(1)                Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its 2% general partner interest.

(2)                Before the effect of income taxes.

5. RELATED PARTY TRANSACTIONS

At the time of our initial public offering, we became a limited partner in the Partnership and, pursuant to a delegation of control agreement among us, the General Partner and the Partnership, assumed the management of the Partnership’s business and affairs. Pursuant to this agreement, we have assumed substantially all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

The Partnership recognizes the delegation of rights and powers to us and indemnifies and protects us and, our officers and directors to the same extent as it does with respect to the General Partner. In addition, the Partnership reimburses our expenses to the same extent as it does with respect to the General Partner as general partner. The Partnership also reimburses us for any Texas franchise taxes and any other similar capital-based foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Enbridge Employee Services, Inc. (“EES”) is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to us, the General Partner, the Partnership and the Partnership’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. EES does not include profit or margin on costs charged to the members of the Group. For the periods ending December 31, 2005, 2004 and 2003, all employee related costs from EES were charged to the Partnership.

6. INCOME TAXES

Our long-term deferred income tax liability of $13.4 million and $16.1 million as of December 31, 2005 and 2004, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the deferred tax liability.

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

Our income tax expense of $9.9 million for the year ended December 31, 2005, is $0.2 million less than the $10.1 million we incurred for the same period in 2004. The decrease was primarily due to lower equity income from our investment in the Partnership, partially offset by an increase from a $1.6 million charge for cumulative state income taxes on the differences between book and taxable net income resulting from the amendment to the delegation of control agreement.

7. SUBSEQUENT EVENTS

Share distribution

On January 30, 2006, our Board of Directors declared a share distribution payable on February 14, 2006, to shareholders of record on February 7, 2006, based on the $0.925 per common unit cash distribution declared by the Partnership. We received 228,071 i-units from the Partnership, which is computed by dividing $0.925, the cash amount distributed per common unit, by $47.47, the average closing price of our Listed Shares on the NYSE for the period ten days prior to the ex-dividend date, multiplied by 11,704,948, the number of shares outstanding prior to the distribution. We distributed 228,071 additional Listed Shares to the Listed Shareholders and additional shares to the General Partner in respect of these additional i-units.

8. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

Enbridge Energy Partners, L.P. and its consolidated subsidiaries is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The Class A Common Units of Enbridge Energy Partners are traded on the New York Stock Exchange (“NYSE”) under the symbol “EEP.”

	2005	2004	2003
	(in millions)
Operating revenues	$6,476.9	$4,291.7	$3,172.3
Operating expenses	6,285.0	4,054.5	2,978.0
Operating income	$191.9	$237.2	$194.3
Net income	$89.2	$138.2	$111.7
Current assets	$985.3	$633.8	$408.8
Long-term assets	$3,443.1	$3,136.9	$2,823.0
Current liabilities	$971.3	$564.3	$588.6
Long-term liabilities	$2,093.3	$1,808.5	$1,329.9
Partners’ capital	$1,363.8	$1,397.9	$1,313.3

9. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per unit amounts)
2005 Quarters
Net income (loss)	$4.4	$2.2	$(2.2)	$8.0	$12.4
Net income (loss) per share, basic and diluted	$0.40	$0.20	$(0.19)	$0.69	$1.10
2004 Quarters
Net income	$3.9	$3.8	$6.8	$4.2	$18.7
Net income per share, basic and diluted	$0.38	$0.37	$0.65	$0.38	$1.78