Form 10-Q
period 2006-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2006-04-28
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had 11,933,018 Listed Shares outstanding as of April 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2006.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Part II, Item 1A of our quarterly reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2006	2005
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$13.2	$4.1
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	5.6
Income before income tax expense	13.2	9.7
Income tax expense	(4.8)	(5.3)
Net income	$8.4	$4.4
Net income per share, basic and diluted	$0.71	$0.40
Weighted average shares outstanding	11.8	11.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2006	2005
	(unaudited; in millions)
Net income	$8.4	$4.4
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense of $2.3 in 2006 and benefit of $5.5 in 2005, respectively.	3.8	(7.6)
Comprehensive income (loss)	$12.2	$(3.2)

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(unaudited; in millions)
Cash flows from operating activities
Net income	$8.4	$4.4
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(13.2)	(4.1)
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	(5.6)
Deferred income taxes	4.8	5.3
Net cash flows from operating activities	—	—
Net cash flows from investing activities	—	—
Net cash flows from financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2006	December 31, 2005
	(unaudited; in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$385.8	$366.5
	$385.8	$366.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income tax liability	$20.5	$13.4
Stockholders’ equity
Voting shares—unlimited authorized; 1.33 and 1.30 issued and outstanding in 2006 and 2005	—	—
Listed shares—unlimited authorized; 11,933,018 and 11,704,947 issued and outstanding in 2006 and 2005	464.8	454.0
Accumulated deficit	(68.7)	(66.3)
Accumulated other comprehensive loss	(30.8)	(34.6)
	365.3	353.1
	$385.8	$366.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

Enbridge Energy Management, L.L.C. and its subsidiary are referred to herein as “we,” “us,” “our,” the “Company” or “Enbridge Management.”

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2006 and December 31, 2005; and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month periods ended March 31, 2006 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2. SHARE DISTRIBUTION

The following table sets forth the share distributions, as approved by our Board of Directors during 2006:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
January 30, 2006	February 14, 2006	February 7, 2006	$0.925	$47.471	228,071	188,792	39,279

On April 27, 2006, our Board of Directors declared a share distribution payable on May 15, 2006, to shareholders of record as of May 5, 2006, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We also distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the “General Partner”), in respect of these additional i-units.

During the three months ended March 31, 2006, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our shareholders of $10.8 million, which increased our accumulated deficit.

3. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended March 31,
	2006	2005
	(in millions)
Operating revenue	$1,888.6	$1,250.1
Operating expenses	1,780.6	1,196.9
Operating income	$108.0	$53.2
Net income	$81.1	$28.2

Item 2.                        Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units we own. Through ownership of i-units, we own an approximate 17.8% limited partner interest in the Partnership at March 31, 2006. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the “General Partner” of the Partnership), a subsidiary of Enbridge Inc. (“Enbridge”); accordingly, we use the equity method of accounting for our investment and record earnings equal to our ownership percentage of the Partnership’s net income allocable to the limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Form 10-Q for the quarterly period ended March 31, 2006, as filed on April 28, 2006, is hereby incorporated by reference, as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

Our net income of $8.4 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively, represents our equity in earnings of the Partnership attributable to the i-units we own reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.2% of Enbridge Management’s share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. We have no securities outstanding that may be converted into or exercised for our shares.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	Three months ended March 31,
	2006	2005
	(in millions)
Net income of the Partnership	$81.1	$28.2
Less: net income allocated to the General Partner	(7.2)	(6.0)
Net income allocated to limited partners	$73.9	$22.2

INCOME TAXES

Our income tax expense of $4.8 million for the three months ended March 31, 2006, is $0.5 million less than the $5.3 million we incurred for the three months ended March 31, 2005. The change primarily results from the $1.6 million charge we recorded in the first quarter of 2005 for cumulative state income taxes on the differences between book and taxable net income as discussed below, partially offset by an increase in the Partnership’s net income in 2006 compared with the same period in 2005. We computed our income tax expense for the quarter ended March 31, 2006 by applying a 37.2% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.2%.

Included in income tax expense for the period ended March 31, 2005 is a $1.6 million charge for cumulative state income taxes on the differences between book and taxable net income as a result of an amendment to the delegation of control agreement in the first quarter of 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision in 2005 is 37.3%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.3% (before the impact of the increase in the state tax rate on the cumulative differences between book and taxable net income).

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which are owned by the General Partner. At March 31, 2006, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares, and $464.8 million associated with the 11,933,018 of our Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own will increase automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the New York Stock Exchange, or NYSE, as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.                        Quantitative And Qualitative Disclosure About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item. The information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosure about Market Risk,” in the Partnership’s Form 10-Q is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.                        Controls And Procedures

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended March 31, 2006, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

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

Item 1A.                Risk Factors

The risk factors presented below update and should be considered in addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These risk factors should also be considered in relation to any additional risk factors presented in the periodic reports filed by the Partnership with the SEC on Forms 10-K and 10-Q.

As discussed above, our results of operations, financial position and cash flows depend upon the results of operations, financial position and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial position and cash flows and could cause actual results to differ from the forward-looking statements herein. For a discussion of the risk factors that could affect the Partnership’s actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership’s Annual Report on Form 10-K, please read “Risk Factors” contained in Part I, Item 1A of the Partnership’s Form 10-K, and in Part II, Item 1A of the Partnership’s Forms 10-Q, which discussions are incorporated herein by reference.

Because our only assets are the Partnership’s i-units that we own, our financial condition and results of operations depend entirely upon the performance of the Partnership.

We are a limited partner of the Partnership and our only assets are the Partnership’s i-units that we own. As a result, our financial condition and results of operations are entirely dependent upon the Partnership’s financial condition and results of operations. You should read the risk factors contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 and any subsequent annual and quarterly reports filed by the Partnership with the SEC for information regarding the risks and uncertainties that could affect the Partnership’s financial condition and results of operations and, therefore, the value of your shares.

The distributions of additional shares that we make to our shareholders depend upon the amount of cash that the Partnership distributes to its common unitholders.

When the Partnership makes a cash distribution on its common units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our shares. Therefore, if the Partnership decreases the cash distributions that it pays to its common unitholders, the value of the distributions of additional shares that we make to our shareholders will decrease as well.

Our board of directors may establish cash reserves at the Partnership that it believes are necessary to fund the Partnership’s future operating and capital expenditures, provide for the proper conduct of its business, comply with applicable laws or agreements to which the Partnership is a party, or provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution by the Partnership to its common unitholders and, consequently, the value of the distributions of additional shares that we make to our shareholders.

In addition, the fraction of a share to be issued in each quarterly distribution on our outstanding shares is based on the average closing price of our shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our shares may vary substantially over time, the value of the additional shares that we distribute to our shareholders may vary substantially from the cash that you would have received had you owned common units of the Partnership instead of our shares.

The shares you own are not entitled to vote to elect our directors and, therefore, you will have little or no opportunity to influence or change our management.

You have little or no opportunity to influence or change our management, because Enbridge indirectly owns all of our voting shares and elects all of our directors. Through the election of our directors, Enbridge indirectly controls us and the Partnership. Furthermore, if a person or group owns 20% or more of the aggregate number of issued and outstanding common units and our shares, that person or group may not vote its shares. This limitation does not apply to Enbridge and its affiliates. This provision may discourage a person or group from attempting to take over control of us or the Partnership and reduce the price at which our shares will trade under certain circumstances.

Our limited liability company agreement limits the fiduciary duties that our directors owe to our shareholders and restricts the remedies available to our shareholders for actions taken by our board of directors that might otherwise constitute a breach of a fiduciary duty.

Our limited liability company agreement contains provisions that modify the fiduciary duties that our board of directors would otherwise owe to our shareholders under state fiduciary duty law. For example, our limited liability company agreement:

•       permits our board of directors to make a number of decisions, including the determination of which factors it will consider in resolving conflicts of interest, in its “sole discretion.” This entitles our board of directors to consider only the interests and factors that it desires, and it has no duty or obligation to give consideration to any interest of, or factors affecting, us, our affiliates or any shareholder;

•       provides that Enbridge, its affiliates, and their officers and directors who are also our officers and directors are not required to offer us any business opportunities; and

•       provides that none of our directors or officers will be liable to us or any other person for any act or omission taken or omitted by such director or officer, so long as such director or officer acted in good faith and in a manner that such director or officer reasonably believed to be in, or not opposed to, our best interests.

These and similar provisions in our limited liability company agreement may restrict the remedies available to our shareholders for actions taken by our board of directors that might otherwise constitute a breach of a fiduciary duty. The Partnership’s partnership agreement contains similar provisions that modify the fiduciary duties that the board of directors of the General Partner would otherwise owe to the Partnership’s unitholders under state fiduciary duty law. As the delegate of the General Partner, these provisions apply to our directors and officers in managing the business and affairs of the Partnership. You should read the risk factors contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 and any subsequent annual and quarterly reports filed by the Partnership with the SEC for more information about these provisions in the Partnership’s partnership agreement.

Potential conflicts of interest may arise among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its common unitholders, on the other hand. Because the fiduciary duties of our directors have been modified, our board of directors may be permitted to make decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders.

Conflicts of interest may arise from time to time among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its common unitholders, on the other hand. Conflicts of interest may also arise from time to time between us and our shareholders, on the one hand, and the Partnership and its unitholders, on the other hand. In managing and controlling us and the Partnership, our board of directors may consider the interests of all parties to a conflict and may resolve those conflicts by making decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders. The following decisions, among others, could involve conflicts of interest:

•       whether the Partnership or Enbridge will pursue certain acquisitions or other business opportunities;

•       whether the Partnership will issue additional units or other equity securities or whether it will purchase outstanding units;

•       whether we will issue additional shares;

•       the amount of payments to Enbridge and its affiliates for any services rendered for the Partnership’s benefit;

•       the amount of costs that are reimbursable to us or Enbridge by the Partnership;

•       the enforcement of obligations owed to the Partnership by us, the General Partner and Enbridge, including obligations regarding competition between Enbridge and the Partnership; and

•       the retention of separate counsel, accountants or others to perform services for us and the Partnership.

In these and similar situations, any decision by our board of directors may benefit one group more than another, and in making such decisions, our board of directors may consider the interests of all groups, as well as other factors, in deciding whether to take a particular course of action.

In other situations, Enbridge may take certain actions, including engaging in businesses that compete with the Partnership, that are adverse to us and our shareholders and the Partnership and its unitholders. For example, although Enbridge and its subsidiaries are generally restricted from engaging in any business that is in direct material competition with our businesses, that restriction is subject to the following significant exceptions:

•       Enbridge and its subsidiaries are not restricted from continuing to engage in businesses, including the normal development of such businesses, in which they were engaged at the time of the Partnership’s initial public offering in December 1991;

•       such restriction is limited geographically only to those routes and products for which the Partnership provided transportation at the time of its initial public offering;

•       Enbridge and its subsidiaries are not prohibited from acquiring any business that materially and directly competes with the Partnership as part of a larger acquisition, so long as the majority of the value of the business or assets acquired, in Enbridge’s reasonable judgment, is not attributable to the competitive business; and

•       Enbridge and its subsidiaries are not prohibited from acquiring any business that materially and directly competes with the Partnership if that business is first offered for acquisition to the Partnership and our board of directors and the Partnership’s unitholders determine not to pursue the acquisition.

Since the Partnership was not engaged in any aspect of the natural gas business at the time of its initial public offering, Enbridge and its subsidiaries are not restricted from competing with the Partnership in any aspect of the natural gas business. In addition, Enbridge and its subsidiaries would be permitted to transport crude oil and liquid petroleum over routes that are not the same as the Partnership’s Lakehead system, even if such transportation is in direct material competition with the Partnership’s business.

These exceptions also expressly permitted the reversal by Enbridge in 1999 of one of its pipelines that extends from Sarnia, Ontario to Montreal, Quebec. As a result of this reversal, Enbridge competes with the Partnership to supply crude oil to the Ontario, Canada market.

The terms of our shares may be changed in ways you may not like, because our board of directors will have the power to change the terms of our shares in ways our board determines, in its sole discretion, are not materially adverse to you.

As an owner of our shares, you may not like the changes made to the terms of our shares, if any, and you may disagree with our board of directors’ decision that the changes are not materially adverse to you as a shareholder. Your recourse if you disagree will be limited because our limited liability company agreement gives broad latitude and discretion to our board of directors and eliminates or reduces many of the fiduciary duties that our board of directors otherwise would owe to you.

If the Partnership were treated as a corporation for U.S. federal income tax purposes, the value of our shares would be substantially reduced, and the owner of our voting shares would have the right to merge us into the Partnership.

The anticipated benefit of an investment in our shares depends largely on the continued treatment of the Partnership as a partnership for U.S. federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the U.S. Internal Revenue Service on this or any other matter affecting the Partnership. Current law requires the Partnership to derive at least 90% of its annual gross income from specific activities to continue to be treated as a partnership for U.S. federal income tax purposes. The Partnership may not find it possible, regardless of its efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law could change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes without regard to its sources of income or otherwise subject the Partnership to entity-level taxation.

If the Partnership were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its income at the corporate tax rate, which currently is a maximum of 35%, and would pay state income taxes at varying rates. Because a tax would be imposed upon the Partnership as a corporation, the cash available for distribution to its common unitholders would be substantially reduced, which would reduce the value of the i-units we own and the value of your shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be taxed as a corporate distribution to us.

Under the provisions of our limited liability company agreement and the Partnership’s partnership agreement, if the Partnership were to be treated as a corporation for U.S. federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the IRS that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such event, you would receive common units or other securities substantially similar to the common units in exchange for your shares.

In the event of a liquidation of the Partnership not resulting from any action taken by the Partnership or otherwise approved by us at the direction of our shareholders, the value of our shares would likely decline.

The Partnership may not take any action to cause a liquidation of the Partnership unless, prior to such liquidation, Enbridge has agreed to purchase all of our shares or we have voted to approve such liquidation at the direction of our shareholders. In the event of a liquidation of the Partnership not resulting from any action taken by the Partnership or otherwise approved by us at the direction of our shareholders, the value of your shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of the Partnership. If there is a liquidation of the Partnership, it is intended that we will be allocated income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we likely will realize taxable income upon the liquidation of the Partnership. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we and, therefore, you will receive less value than would be received by an owner of common units. In that event, the liquidating distribution per common unit will exceed the liquidating distribution per i-unit.

Further, the tax indemnity provided to us by Enbridge only indemnifies us for our tax liabilities arising out of a transaction involving the i-units to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of the Partnership, we do not expect to receive cash in a taxable transaction. If a liquidation of the Partnership occurs, however, we likely would receive cash which we would use, at least in part, to pay taxes. As a result, our residual value and the value of our shares will likely be less than the value of the common units upon the liquidation of the Partnership.

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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)
Date: April 28, 2006	By:	/s/ DAN C. TUTCHER
Dan C. Tutcher
President
(Principal Executive Officer)
Date: April 28, 2006	By:	/s/ MARK A. MAKI
Mark A. Maki
Vice President, Finance
(Principal Financial Officer)