Form 10-Q
period 2006-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2006-07-31
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The Registrant had 12,187,144 Listed Shares outstanding as of July 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2006.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in Part II, Item 1A of our quarterly reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$11.5	$3.5	$24.7	$7.6
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	—	—	5.6
Income before income tax expense	11.5	3.5	24.7	13.2
Income tax expense	4.2	1.3	9.0	6.6
Net income	$7.3	$2.2	$15.7	$6.6
Net income per share, basic and diluted	$0.60	$0.20	$1.32	$0.60
Weighted average shares outstanding	12.1	11.2	11.9	11.1

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Net income	$7.3	$2.2	$15.7	$6.6
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $1.9, $0.8, $(0.3) and $6.3, respectively.	(3.4)	(1.3)	0.4	(8.9)
Comprehensive income (loss)	$3.9	$0.9	$16.1	$(2.3)

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(unaudited; in millions)
Cash flows from operating activities
Net income	$15.7	$6.6
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(24.7)	(7.6)
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	(5.6)
Deferred income taxes	9.0	6.6
Net cash flows from operating activities	—	—
Net cash flows from investing activities	—	—
Net cash flows from financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2006	December 31, 2005
	(unaudited; in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$391.9	$366.5
	$391.9	$366.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income tax liability	$22.7	$13.4
Stockholders’ equity
Voting shares—unlimited authorized; 1.35 and 1.30 issued and outstanding in 2006 and 2005	—	—
Listed shares—unlimited authorized; 12,187,144 and 11,704,947 issued and outstanding in 2006 and 2005	475.8	454.0
Accumulated deficit	(72.4)	(66.3)
Accumulated other comprehensive loss	(34.2)	(34.6)
	369.2	353.1
	$391.9	$366.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                 BASIS OF PRESENTATION

Enbridge Energy Management, L.L.C. and its subsidiary are referred to herein as “we,” “us,” “our,” the “Company” or “Enbridge Management.”  We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2006 and December 31, 2005; our results of operations for the three and six month periods ended June 30, 2006 and 2005; and our cash flows for the six month periods ended June 30, 2006 and 2005. Our results of operations for the three and six month periods ended June 30, 2006 should not be taken as indicative of the results to be expected for the full year. Our interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.                 SHARE DISTRIBUTION

The following table sets forth the share distributions, as approved by our Board of Directors during 2006:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
April 27, 2006	May 15, 2006	May 5, 2006	$0.925	$43.434	254,126	210,360	43,766
January 30, 2006	February 14, 2006	February 7, 2006	$0.925	$47.471	228,071	188,792	39,279

On July 28, 2006, our Board of Directors declared a share distribution payable on August 14, 2006, to shareholders of record as of August 4, 2006, based on the $0.925 per common unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We also distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the “General Partner”), in respect of these additional i-units.

During the six months ended June 30, 2006, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our shareholders of $21.8 million, which increased our accumulated deficit.

3.                 SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenue	$1,424.7	$1,332.7	$3,313.3	$2,582.8
Operating expenses	1,331.1	1,282.1	3,111.7	2,479.0
Operating income	$93.6	$50.6	$201.6	$103.8
Net income	$70.4	$25.7	$151.5	$53.9

Item 2.                        Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the “Partnership”) attributable to the i-units we own. Through ownership of i-units, we own an approximate 18.1% limited partner interest in the Partnership at June 30, 2006. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the “General Partner” of the Partnership), a subsidiary of Enbridge Inc. (“Enbridge”); accordingly, we use the equity method of accounting for our investment and record earnings equal to our ownership percentage of the Partnership’s net income allocable to the limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on July  31, 2006, is incorporated herein by reference, as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

Our net income of $7.3 million and $2.2 million for the three months ended June 30, 2006 and 2005, respectively, and $15.7 million and $6.6 million for the six months ended June 30, 2006 and 2005, respectively, represents our equity in earnings of the Partnership attributable to the i-units we own reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.2% of Enbridge Management’s share of the earnings of the Partnership. Both basic and diluted earnings per share are calculated as net income divided by the weighted-average number of shares outstanding during the period. We have no securities outstanding that may be converted into or exercised for our shares.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net income of the Partnership	$70.4	$25.7	$151.5	$53.9
Less: net income allocated to the General Partner	(7.2)	(5.8)	(14.4)	(11.8)
Net income allocated to limited partners	$63.2	$19.9	$137.1	$42.1

INCOME TAXES

Our income tax expense of $9.0 million for the six months ended June 30, 2006, is $2.4 million greater than the $6.6 million we incurred for the six months ended June 30, 2005. The increase in our income tax expense is primarily attributable to the increase in our share of net income from the Partnership during 2006, partially offset by the $1.6 million charge we recorded in 2005 for cumulative state income taxes on the differences between book and taxable net income. We computed our income tax expense for the three and six months ended June 30, 2006 by applying a 37.2% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.2%.

We incurred income tax expense of $4.2 million for the three months ended June 30, 2006, an increase of $2.9 million from the $1.3 million we incurred for the three months ended June 30, 2005. The increase in our income tax expense is the result of the increase in our share of net income from the Partnership during the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which are owned by the General Partner. At June 30, 2006, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares, and $475.8 million associated with the 12,187,144 of our Listed Shares outstanding.

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

Item 3.                        Quantitative And Qualitative Disclosure About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item. The information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosure about Market Risk,” in the Partnership’s Form 10-Q is incorporated herein by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.                        Controls And Procedures

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended June 30, 2006, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

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

As an owner of our shares, you may not like the changes made to the terms of our shares, if any, and you may disagree with our board of directors’ decision that the changes are not materially adverse to you as a shareholder. If you should disagree with our board of directors’ decisions, your recourse will be limited because our limited liability company agreement gives broad latitude and discretion to our board of directors and eliminates or reduces many of the fiduciary duties that our board of directors otherwise would owe to you.

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

10.1	Employment agreement between Mr. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K dated May 3, 2006).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Registrant)
Date: July 31, 2006	By:	/s/ STEPHEN J. J. LETWIN
Stephen J. J. Letwin
Managing Director
(Principal Executive Officer)
Date: July 31, 2006	By:	/s/ MARK A. MAKI
Mark A. Maki
Vice President, Finance
(Principal Financial Officer)