Form 10-K
period 2006-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2007-02-22
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact name of Registrant as specified in its charter)

Delaware	61-1414604
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the Registrant’s Listed Shares held by non-affiliates of the Registrant was $418,561,368. based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 22, 2007, the Registrant has 12,902,675 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2006

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

As of December 31, 2006 and 2005, we owned an approximate 16.0 percent and 17.5 percent limited partnership interest of the Partnership, respectively. At December 31, 2006, the General Partner owned 1.41 (100 percent) voting shares, as well as 2,182,770 (17.2 percent) Listed Shares, while the remaining 10,491,377 (82.8 percent) Listed Shares are held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Partnership’s 10-K”).

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

RISKS RELATED TO OUR BUSINESS

Because our only assets are the Partnership’s i-units that we own, our financial condition and results of operations depend solely upon the performance of the Partnership.

We are a limited partner of the Partnership and our only assets are the Partnership’s i-units that we own. As a result, our financial condition and results of operations are entirely dependent upon the Partnership’s financial condition and results of operations. You should read the risk factors contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 and any subsequent annual and quarterly reports filed by the Partnership with the SEC for information regarding the risks and uncertainties that could affect the Partnership’s financial condition and results of operations and, therefore, the value of your shares.

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

In August 2006, the Partnership issued approximately 10.8 million Class C units, representing a new class of limited partner interest, 50 percent to our general partner and 50 percent to an institutional investor. After August 2009, the holders of the Class C units may request that the Class C units be converted into Class A common units which could absorb some of the trading demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. Should a majority of the Partnership’s unitholders not approve the conversion of the Class C units, the holders (including holders of the Class A common units, Class B common units, Class C units and i-units) of these units would be entitled to receive cash distributions equal to 115 percent of the amount paid to holders of the Partnership’s common and i-units which could indirectly reduce the market price of our shares. Additionally, the holders of the Class C units may sell them in private transactions at any time, which could have a similar effect on the market for outstanding Class A common units, and indirectly, the shares.

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

TAX RISKS TO OUR SHAREHOLDERS

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

If the Partnership were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its income at the corporate tax rate, which currently is a maximum of 35%, and would pay state income taxes at varying rates. Because a tax would be imposed upon the Partnership as a corporation, the cash available for distribution to its common unitholders could be substantially reduced, which could reduce the value of the i-units we own and the value of your shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be taxed as a corporate distribution to us.

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

RISKS ARISING FROM OUR ORGANIZATIONAL STRUCTURE AND RELATIONSHIPS WITH ENBRIDGE, THE GENERAL PARTNER AND THE PARTNERSHIP

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	Market Price Data
	2006		2005
Quarter ended:	Low	High	Low	High
March 31	$42.15	$48.45	$47.51	$54.12
June 30	$40.75	$44.05	$47.08	$52.35
September 30	$41.08	$47.09	$50.12	$55.98
December 31	$45.39	$49.90	$43.25	$55.50

On February 21, 2007, the last reported sales price of the Listed Shares on the NYSE was $51.30. There were approximately 9,600 holders of our Listed Shares as of February 21, 2007, which includes individual participants in security positions listings.

Distributions.   Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our Listed Shares in cash, but instead make distributions on our Listed Shares in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares.

The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2006 and 2005.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2006
October 27	November 14	November 6	$0.925	$49.24	233,693	193,446	40,247
July 28	August 14	August 4	$0.925	$44.50	253,310	209,684	43,626
April 27	May 15	May 5	$0.925	$43.43	254,126	210,360	43,766
January 30	February 14	February 7	$0.925	$47.47	228,071	188,792	39,279
					969,200	802,282	166,918
2005
October 26	November 14	November 3	$0.925	$51.28	207,393	171,675	35,718
July 28	August 12	August 5	$0.925	$54.67	191,301	158,355	32,946
April 25	May 13	May 4	$0.925	$50.12	204,865	169,583	35,282
January 24	February 14	February 3	$0.925	$50.68	198,980	164,711	34,269
					802,539	664,324	138,215

In 2006 and 2005, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $44.6 million and $41.5 million, respectively.

On January 26, 2007, our board of directors declared a share distribution payable on February 14, 2007, to shareholders of record as of February 6, 2007, based on the $0.925 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of i-units we received from the Partnership on February 14, 2007 was 228,528.

The total i-units distributed to us was computed by dividing $0.925, the cash amount distributed per common unit, by $51.30, the average closing price of the Listed Shares on the NYSE for the ten consecutive trading days prior to the ex-dividend date, multiplied by 12,674,148, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6.                        Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our consolidated financial statements and notes thereto beginning at page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	May 14, 2002 (inception) through December 31, 2002
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$44.6	$12.0	$21.6	$18.9	$4.7
Gain on issuance of units by Enbridge Energy Partners, L.P	—	10.3	7.2	16.2	—
Income tax expense	(15.9)	(9.9)	(10.1)	(12.3)	(1.6)
Net income	$28.7	$12.4	$18.7	$22.8	$3.1
Basic and diluted earnings per share	$2.35	$1.10	$1.78	$2.35	$1.05
Weighted average shares outstanding	12.2	11.3	10.5	9.7	2.9
Equivalent distribution value per share(1)	$3.70	$3.70	$3.70	$3.70	$0.90
Number of additional shares distributed	0.97	0.80	0.84	0.83	0.23
Total assets at December 31	$428.9	$366.5	$376.6	$358.0	$332.6

(1)                 Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our consolidated financial statements included in this Annual Report beginning on page F-1, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.

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

The information set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is hereby incorporated by reference as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2006, 2005 and 2004, through our ownership of i-units, we had an approximate 16.0 percent, 17.5 percent and 18.1 percent limited partner interest in the Partnership, respectively. Our percentage ownership in the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of limited partner units by the Partnership.

The following table presents the Partnership’s allocation of net income to its General Partner and limited partners for the periods presented.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Net income of the Partnership	$284.9	$89.2	$138.2
Less: net income allocated to the General Partner	(30.9)	(23.5)	(22.5)
Net income allocated to limited partners	$254.0	$65.7	$115.7

On August 15, 2006, the Partnership sold approximately 10.8 million Class C units to the General Partner and an institutional investor at a purchase price of $46.00 per unit in a private transaction. As a result of this issuance, our limited partnership interest in the Partnership was reduced from approximately 18.4 percent immediately prior to the issuance to 15.8 percent following the transaction. We expect the income we are allocated for our limited partnership interest to be lower in future periods due to the reduction of our ownership interest in the Partnership and as a result of further issuances of Class A common units and potentially Class C units.

Our net income of $28.7 million, $12.4 million and $18.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership’s issuance of Class A common units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.8% in 2006, 37.3% in 2005 and 35% in 2004, of our share of the earnings of the Partnership. Our earnings increased by $16.3 million from 2005 to 2006, primarily due to higher equity income from our investment in the Partnership that was partially offset by a reduction in our percentage ownership of the Partnership due to its Class C unit issuance in August 2006. Our 2006 earnings were also offset by a reduction of dilution gains in 2006 that we recognize when the Partnership issues additional Class A common units and greater income tax expense associated with additional taxable income.

Our earnings were lower in 2005 than 2004 by $6.3 million primarily due to lower equity income from our investment in the Partnership and a $1.6 million charge for cumulative state income taxes on the differences between book and taxable net income resulting from the amendment to the delegation of control agreement, partially offset by higher gains resulting from the Partnership issuing more Class A common units in 2005 than 2004.

Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of outstanding shares during the period. Earnings per share was $2.35 for the year ended December 31, 2006 as compared with $1.10 for the year ended December 31, 2005. Earnings per share was $1.10 for the year ended December 31, 2005 as compared with $1.78 for the year ended December 31, 2004. The increase in earnings per share from 2005 to 2006 is attributable to higher net income that was partially offset by an increase in the weighted average number of our shares outstanding. The decrease in earnings per share from 2004 to 2005 is attributable to lower net income and slightly higher weighted average shares outstanding and a higher effective tax rate in 2005.

We do not have any securities outstanding that may be converted into or exercised for our shares.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares. At December 31, 2006, our issued capitalization consisted of $498.6 million associated with our 12,674,147 outstanding Listed Shares. At December 31, 2005, our issued capitalization consisted of $454.0 million associated with our 11,704,947 outstanding Listed Shares.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own will increase automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange, or NYSE, as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any

Texas franchise taxes or any other similar capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

The effective tax rate used in computing the income tax provision in 2006 is 36.8%, which represents the federal statutory rate of 35.0% and the effective state rate of 1.8%.

Our income tax expense of $15.9 million for the year ended December 31, 2006, is $6.0 million greater than the $9.9 million we incurred for the same period in 2005. The increase in income tax expense related to the increase of equity income from the Partnership net income in 2006 is partially offset by decreases resulting from state effective tax rate reductions impacting our deferred tax liability and from the $1.6 million charge we recorded in 2005 for cumulative state income taxes on the differences between book and taxable net income resulting from an amendment in 2005 to the delegation of control agreement.

SUBSEQUENT EVENTS

Share distribution

On January 26, 2007, our board of directors declared a share distribution payable on February 14, 2007, to shareholders of record as of February 6, 2007, based on the $0.925 per limited partner unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). We received 228,528 i-units from the Partnership, which is computed by dividing $0.925, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 228,528 additional

Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

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

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2006 and 2005, we owned approximately 16.0 percent and 17.5 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership distributes additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and is effective for fiscal years beginning after December 15, 2006. We do not expect our adoption of FIN 48 to materially affect our operating results, financial position or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. We adopted SAB No. 108 as of December 31, 2006. The adoption of this Bulletin did not have a material impact on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

For a discussion of these matters as they pertain to the Partnership, please read “Part II, Item 7A.” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, begin on page F-1 of this Report and are hereby incorporated by reference.

The consolidated financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 in “Part II, Item 8,” which is hereby incorporated by reference as activities of the partnership have an impact on our results of operations and financial position.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Exchange Act. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended December 31, 2006, that would materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2.

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

Name	Age	Position
J.A. Connelly	60	Director
E.C. Hambrook	69	Director
M.O. Hesse	64	Director
G.K. Petty	65	Director
S.J.J. Letwin	51	Managing Director and Director
T.L. McGill	52	President and Director
J.R. Bird	57	Executive Vice President—Liquids Pipelines and Director
L.A. Zupan	51	Vice President—Liquids Pipelines Operations
M.A. Maki	42	Vice President—Finance
R.L. Adams	42	Vice President—Operations and Technologies
J.M. Gerez	50	Vice President—Liquids Pipelines Project Management & Engineering
J.A. Holder	49	Vice President—Liquids Pipelines Support Services
J.A. Loiacono	44	Vice President—Commercial Activities
D.V. Krenz	55	Vice President
V.D. Yu	40	Treasurer
J.N. Rose	39	Assistant Treasurer
S.J. Neyland	39	Controller
E.C. Kaitson	50	Assistant Secretary
B.A. Stevenson	51	Corporate Secretary

J.A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of its Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

E.C. Hambrook was elected a director of the General Partner and Enbridge Management in January 1992 and serves on its Audit, Finance & Risk Committee. Mr. Hambrook serves as Chairman of the board of directors of the General Partner. Mr. Hambrook has served as President of Hambrook Resources, Inc. since its inception in 1991. Hambrook Resources, Inc. is a real estate investment, marketing and sales company.

M.O. Hesse was elected a director of the General Partner and Enbridge Management in March 2003 and serves as a member of its Audit, Finance & Risk Committee. Ms. Hesse was President and CEO of Hesse Gas Company from 1990 through 2003. She served as Chairman of the U.S. Federal Energy

Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She currently serves as a director of Arizona Public Service Company, Pinnacle West Capital Corporation, and Terra Industries, Inc.

G.K. Petty was elected a director of the General Partner and Enbridge Management in February 2001 and serves on its Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty is a business consultant providing executive management consulting services to the telecommunications industry.

S.J.J. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006. Prior to his election he served Enbridge, the indirect parent of our General Partner, as Group Vice President, Gas Strategy & Corporate Development since April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services since September 2000.

T. L. McGill was elected to serve as President of the General Partner and Enbridge Management in May 2006. Prior to that he served as Vice President, Commercial Activity and Business Development of the General Partner and Enbridge Management since April 2002 and Chief Operating Officer since July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

J.R. Bird served as a director of the General Partner and Enbridge Management from September 2000 to January 2003 and was reelected as a Director in October 2003. He has also served as Executive Vice President, Liquids Pipelines of the General Partner from May 2006, and holds similar responsibilities with Enbridge. Prior to that Mr. Bird served as a Group Vice President, Liquids Transportation from May 2001 and in other senior leadership positions with Enbridge from August 1997.

L.A. Zupan was elected Vice President, Liquids Pipelines Operations of the General Partner and Enbridge Management in July 2004, and holds similar responsibilities with Enbridge. Prior to that he served as Vice President, Development & Services for Enbridge Pipelines since 2000 and prior to that as Director, Information Technology since November 1999.

M.A. Maki was elected Vice President, Finance of the General Partner and Enbridge Management in July 2002. Prior to that time, he served as Controller of the General Partner since June 2001, and prior to that, as Controller of Enbridge Pipelines since September 1999.

R.L. Adams was elected Vice President, Operations and Technologies of the General Partner and Enbridge Management in April 2003. Prior to his current position, he was Director of Technology & Operations for the General Partner since 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Columbia from 1997 to 2001.

J.M. Gerez was elected Vice President, Liquids Pipelines Project Management and Engineering, of the General Partner and Enbridge Management in May 2006, and holds similar responsibilities with Enbridge. Prior to that he was Vice President Operations with OCENSA, an Enbridge affiliate in Colombia from 2000 to May 2006.

J. A. Holder was elected Vice President, Liquids Pipelines Support Services of the General Partner and Enbridge Management in April 2006, and holds similar responsibilities with Enbridge. Prior to that she served as Vice President, Market Services for Enbridge Inc. since December 2004 and prior to that as Vice President, Operations for Enbridge Gas Distribution since May 2001.

J.A. Loiacono was elected Vice President, Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the

General Partner from April 2003 and commenced employment with Midcoast Energy Resources in February 2000 as an Asset Optimizer.

D.V. Krenz was elected Vice President of the General Partner and Enbridge Management in January 2005. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

V. D. Yu was elected as Treasurer of the General Partner and Enbridge Management in July 2005 and is also Vice President, Enterprise Risk of Enbridge. Since July 2002 he was Director Financial Management at Enbridge and previously Manager, Capital Markets and Risk Management since October 2000.

J. N. Rose was appointed as Assistant Treasurer of the General Partner and Enbridge Management in July 2005 and is also a Manager, Corporate Finance of Enbridge, a position he has held since April 2004. Prior to that Mr. Rose was a Vice President with Citigroup Global Corporate and Investment Bank from 2001 to 2004.

S.J. Neyland, was elected Controller of the General Partner and Enbridge Management effective September 2006. Prior to his election he served as Controller, Natural Gas since January 2005, Assistant Controller from May 2004 to January 2005, and in other managerial roles in Finance and Accounting from December 2001 to May 2004. Prior to that  Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

E.C. Kaitson was elected Assistant Secretary of the General Partner and Enbridge Management in July 2004. He served as Corporate Secretary of the General Partner from October 2001 to July 2004. He also currently serves as Associate General Counsel of Enbridge. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until Enbridge acquired it on May 11, 2001.

B.A. Stevenson was elected Corporate Secretary of the General Partner and Enbridge Management in July 2004. Between 2000 and 2004 Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company,  that was acquired by TransCanada Pipelines.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, the officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements of Section 16(a) of the Exchange Act during the year.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our CEO to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 17, 2006.

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

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how the Board should function and the Board’s position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgemanagement.com. We intend to post on our website any amendments to our Corporate Governance Guidelines. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston TX 77002.

AUDIT, FINANCE & RISK COMMITTEE

We have an Audit, Finance & Risk Committee (the “Audit Committee”) comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act of 1934, as amended. None of these members is relying upon any exemptions from the foregoing independence requirements. The members of our Audit Committee are J.A. Connelly, E.C. Hambrook, M.O. Hesse, and G.K. Petty. Our Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. Our Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

The charter of our Audit Committee is filed as an exhibit to this Annual Report on Form 10-K and is available on our website at www.enbridgemanagement.com. The charter of our Audit Committee complies with the listing standards of the NYSE currently applicable to us.

Our board of directors has determined that J.A. Connelly, E.C. Hambrook and M.O. Hesse qualify as “Audit Committee financial experts” as defined in Item 407(d)(ii) of SEC Regulation S-K. Each of the members of our Audit, Finance, and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. Petty also serves on the Audit Committees of the General Partner, Enbridge Management, Fuel Cell Energy, Inc. and of Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk

Committee Charter, the board of directors of the General Partner and of Enbridge Management have determined that Mr. Petty’s simultaneous service on such audit committees would not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

Our Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing in care of Chairman, Audit Committee, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston TX 77002.

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

Item 11.                 Executive Compensation

We do not directly employ any of the individuals responsible for managing or operating our business. We obtain managerial, administrative and operational services from the General Partner and Enbridge pursuant to service agreements among us, the General Partner and other affiliates of Enbridge. Pursuant to these service agreements, the Partnership has agreed to reimburse the General Partner and affiliates of Enbridge for the cost of managerial, administrative, operational and director services they provide to us.

The compensation policies and philosophy of Enbridge govern the types and amount of compensation of the Named Executive Officers, or NEOs. Since these policies and philosophy are those of Enbridge, we refer you to a discussion of those items as set forth in the Executive Compensation section of the Enbridge “Management Information Circular” on the Enbridge website at www.enbridge.com. The Enbridge “Management Information Circular” is produced by Enbridge pursuant to Canadian securities regulations and is not incorporated into this document by reference or deemed furnished or filed by us under the Securities Exchange Act of 1934, as amended; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of the General Partner.

The discussion of executive compensation of the Partnership is found in Part III, Item 11 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, which is hereby incorporated by reference as the Partnership pays a portion of the compensation of our directors and officers for he services they provide to us, the General Partner and the Partnership.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 15, 2006, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	2,222,127	17.2%
Oppenheimer Funds, Inc.(3) Two World Financial Center 225 Liberty Street, 11th Floor New York, NY 10281	670,277	5.3%
Goldman, Sachs & Co.(4) The Goldman Sachs Group, Inc. 85 Broad St. New York, NY 10004	843,731	6.7%
Kayne Anderson Capital Advisors, L.P.(5) Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	1,365,805	10.6%
Neuberger Berman, Inc.(6) 605 3rd Avenue New York, NY 10158	1,496,012	11.6%

(1)                As of February 22, 2007, there were 12,902,675 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)                The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)                As per its report on Schedule 13G filed February 6, 2006, Oppenheimer Funds, Inc. has shared dispositive power as to 270,277 shares and shared voting as to 670,277 power, and Oppenheimer Capital Income Fund has shared voting power and shared dispositive power as to all shares included. Oppenheimer Funds, Inc. disclaims beneficial ownership of all shares indicated. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, NY 10281, and the address of Oppenheimer Capital Income Fund is 6803 South Tucson Way, Centennial, CO 80112.

(4)                As per its report on Schedule 13G filed January 31, 2007, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have shared voting power as to 110 shares and shared dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(5)                Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its report on Form SC 13G filed February 13, 2007. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(6)                As per its report on Schedule 13G/A filed February 13, 2007, Neuberger Berman, LLC has sole voting power as to 1,380,570 shares, shared voting power as to 1,101 shares, and shared dispositive power as to 1,496,012 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 15, 2006, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent Of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent Of Class
J.A. Connelly	Listed Shares	—	—	Class A common units	5,000	*
E.C. Hambrook	Listed Shares	1,282.30	*	Class A common units	2,000	*
M.O. Hesse	Listed Shares	7,152.60	*	Class A common units	—	—
G.K. Petty	Listed Shares	967.70	*	Class A common units	2,617	*
S.J.J. Letwin	Listed Shares	—	—	Class A common units	15,000	*
T.L. McGill	Listed Shares	1,364.70	*	Class A common units	—	—
J.R. Bird(2)	Listed Shares	10,752.20	*	Class A common units	—	—
L.A. Zupan	Listed Shares	—	—	Class A common units	—	—
M.A. Maki	Listed Shares	—	—	Class A common units	—	—
R.L. Adams	Listed Shares	—	—	Class A common units	—	—
J.M. Gerez	Listed Shares	—	—	Class A common units	—	—
J.A. Holder	Listed Shares	—	—	Class A common units	—	—
J.A. Loiacono	Listed Shares	—	—	Class A common units	—	—
D.V. Krenz	Listed Shares	—	—	Class A common units	—	—
V.D. Yu	Listed Shares	—	—	Class A common units	—	—
J.N. Rose	Listed Shares	—	—	Class A common units	—	—
S.J. Neyland	Listed Shares	—	—	Class A common units	—	—
E.C. Kaitson	Listed Shares	—	—	Class A common units	—	—
B.A. Stevenson	Listed Shares	—	—	Class A common units	—	—
All Officers, directors and nominees as a group 17 persons)	Listed Shares	21,519.50	*	Class A common units	24,617	*

*        Less than 1%

(1)      Each beneficial owner has sole voting and investment power with respect to all the shares or units attributed to him/her.

(2)      All of such shares held are pledged as security for debt.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

Under the delegation of control agreement, the General Partner delegated, and we assumed, all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., or EMS, our wholly-owned subsidiary, under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner.

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

For the years ended December 31, 2006, 2005 and 2004, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2006, 2005 and 2004, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 22, 2007, the General Partner owned approximately 2,222,128 or approximately 17.2%, of our Listed Shares and 1.43, or 100%, of our voting shares.

At February 22, 2007, we owned 12,902,676 i-units, representing all of the outstanding i-units and an approximate 16.2% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report, on Form 10-K for the year ended December 31, 2006, which is hereby incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2006	2005
Audit fees(1)	$108,640	$106,710
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$108,640	$106,710

(1)                Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors, or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority. All services in 2006 and 2005 were approved by the Audit, Finance & Risk Committee.

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

Item 15.                 Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(1)         Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

a.                  Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.                 Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

c.                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

d.                 Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

e.                  Consolidated Statements of Financial Position for the years ended December 31, 2006 and 2005.

f.                    Consolidated Statements of Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
	By:	/s/ STEPHEN J.J. LETWIN
Stephen J.J. Letwin
Date: February 22, 2007		(Managing Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February  22, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ STEPHEN J.J. LETWIN	/s/ M.A. MAKI
Stephen J.J. Letwin Managing Director (Principal Executive Officer)	M.A. Maki Vice President—Finance (Principal Financial Officer)
/s/ T.L. MCGILL	/s/ J.R. BIRD
T.L. McGill President	J.R. Bird Director
/s/ J.A. CONNELLY	/s/ E.C. HAMBROOK
J.A. Connelly Director	E.C. Hambrook Director
/s/ M.O. HESSE	/s/ G.K. PETTY
M.O. Hesse Director	G.K. Petty Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2

Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).

10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3

First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).

10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Employment agreement between Mr. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K dated May 3, 2006).
10.8*+	Employment agreement between Mr. Bird and Enbridge Inc. dated April 14, 2003.
10.9+

Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).

10.10

First Amending Agreement to the Delegation of Control Agreement dated as of February 21, 2005 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed May 5, 2005).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)

99.2*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.

We have completed integrated audits of Enbridge Energy Management, L.L.C.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management L.L.C. and its subsidiary (the ‘‘Company’’) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2007

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$44.6	$12.0	$21.6
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	—	10.3	7.2
Income before income tax expense	44.6	22.3	28.8
Income tax expense (Note 6)	15.9	9.9	10.1
Net income	$28.7	$12.4	$18.7
Net income per share, basic and diluted	$2.35	$1.10	$1.78
Weighted average shares outstanding	12.2	11.3	10.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2006	2005	2004
	(in millions)
Net income	$28.7	$12.4	$18.7
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $6.9, $(12.6), and $(3.5), respectively	10.9	(19.8)	(6.7)
Comprehensive income (loss)	$39.6	$(7.4)	$12.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(in millions)
Cash provided by operating activities
Net income	$28.7	$12.4	$18.7
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(44.6)	(12.0)	(21.6)
Gain on issuance of units by Enbridge Energy Partners, L.P.	—	(10.3)	(7.2)
Deferred income taxes	15.9	9.9	10.1
Net cash flows from operating activities	—	—	—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2006	2005
	(in millions)
ASSETS
Investment in Enbridge Energy Partners, L.P.	$428.9	$366.5
	$428.9	$366.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred income tax liability (Note 6)	$36.2	$13.4
Stockholders’ equity (Note 3)
Voting shares—unlimited authorized; 1.41 and 1.30 issued and outstanding in 2006 and 2005	—	—
Listed shares—unlimited authorized; 12,674,147 and 11,704,947 issued and outstanding in 2006 and 2005	498.6	454.0
Accumulated deficit	(82.2)	(66.3)
Accumulated other comprehensive loss	(23.7)	(34.6)
	392.7	353.1
	$428.9	$366.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except shares)
Voting shares
Beginning balance	1.30	$—	1.21	$—	1.12	$—
Share dividends (Note 3)	0.11	—	0.09	—	0.09	—
Ending balance	1.41	—	1.30	—	1.21	—
Listed shares
Beginning balance	11,704,947	454.0	10,902,408	412.5	10,062,169	374.2
Share dividends (Note 3)	969,200	44.6	802,539	41.5	840,239	38.3
Ending balance	12,674,147	498.6	11,704,947	454.0	10,902,408	412.5
Accumulated deficit
Beginning balance		(66.3)		(37.2)		(17.6)
Net income		28.7		12.4		18.7
Share dividends (Note 3)		(44.6)		(41.5)		(38.3)
Ending balance		(82.2)		(66.3)		(37.2)
Accumulated other comprehensive loss
Beginning balance		(34.6)		(14.8)		(8.1)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		10.9		(19.8)		(6.7)
Ending balance		(23.7)		(34.6)		(14.8)
Total stockholders’ equity		$392.7		$353.1		$360.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 GENERAL

Enbridge Energy Management, L.L.C. referred to herein with its subsidiary as “we,” “us,” “our,” the “Company,” or “Enbridge Management”, is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Enbridge Management’s Listed Shares (“Listed Shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P. (the “Partnership”) through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., (“the General Partner”), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. (“Enbridge”), an energy company based in Calgary, Alberta. The General Partner owns 1.41 or 100 percent of our Voting Shares, as well as 2,182,770 or 17.2 percent, of our Listed Shares while the remaining 10,491,377 or 82.8 percent, of our Listed Shares were held by the public at December 31, 2006.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable under the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

Principles of consolidation

The consolidated financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, L.L.C., on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership per a delegation of control agreement. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2006, 2005 and 2004, we owned approximately 16.0 percent, 17.5 percent, and 18.1 percent in the Partnership, respectively.

On August 15, 2006, the Partnership sold approximately 10.8 million Class C units to the General Partner and an institutional investor at a purchase price of $46.00 per unit in a private transaction. As a result of this issuance, our limited partnership interest in the Partnership was reduced from approximately 18.4 percent immediately prior to the issuance to 16.0 percent following the transaction.

Gain on issuance of units by Enbridge Energy Partners, L.P.

We recognize a gain or loss when the Partnership issues additional Class A common units and we do not participate in the issuance, since our ownership interest in the Partnership is diluted. To the extent the new issuance price per unit is greater than or less than our average cost per unit, a gain or loss is recognized.

Net income per share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. We have no securities outstanding that may be converted into or exercised for our shares.

Income taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. We recognize deferred income tax assets and liabilities for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, the only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized.

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

Comprehensive income

Comprehensive income differs from net income due to the equity in other comprehensive income (loss) of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, most of which are qualified cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, changes in the fair market value of the Partnership’s derivative financial instruments result in fluctuations in our Comprehensive income, which is reflected as Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.

Recent Accounting Pronouncements Not Yet Adopted

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and is effective for fiscal years beginning after December 15, 2006. FIN 48 is required to be implemented on January 1, 2007, and we expect to adopt the provisions in the first quarter of 2007. We do not expect our adoption of FIN 48 to materially affect our operating results, financial position or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. We adopted SAB No. 108 as of December 31, 2006. The adoption of this Bulletin did not have a material impact on our consolidated financial statements.

3.                 SHARE DISTRIBUTIONS

Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) Voting Shares, all of which are held by the General Partner. Prior to our October 17, 2002 initial public offering of our Listed Shares, our issued capitalization consisted of cash contributed by the General Partner for one voting share.

We make share dividends at the same time that the Partnership declares and makes cash distributions to its general partner and the holders of its limited partner units, which occurs on a quarterly basis. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its limited partner units, the number of i-units we own increases automatically under the Partnership’s partnership agreement. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its limited partner units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. Concurrently with the increase in the number of i-units that we own, we make share dividends, with the result that the number of our outstanding shares, that are then outstanding, equal the number of i-units that we own in the Partnership.

The following table sets forth the share distributions, as approved by our board of directors for each period in the years ended December 31, 2006, 2005 and 2004.

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2006
October 27	November 14	November 6	$0.925	$49.24	233,693	193,446	40,247
July 28	August 14	August 4	$0.925	$44.50	253,310	209,684	43,626
April 27	May 15	May 5	$0.925	$43.43	254,126	210,360	43,766
January 30	February 14	February 7	$0.925	$47.47	228,071	188,792	39,279
					969,200	802,282	166,918
2005
October 26	November 14	November 3	$0.925	$51.28	207,393	171,675	35,718
July 28	August 12	August 5	$0.925	$54.67	191,301	158,355	32,946
April 25	May 13	May 4	$0.925	$50.12	204,865	169,583	35,282
January 24	February 14	February 3	$0.925	$50.68	198,980	164,711	34,269
					802,539	664,324	138,215
2004
October 22	November 12	November 1	$0.925	$43.98	224,576	185,899	38,677
July 22	August 13	August 2	$0.925	$43.89	220,412	182,452	37,960
April 26	May 14	May 5	$0.925	$45.97	206,253	170,732	35,521
January 22	February 13	February 2	$0.925	$49.25	188,998	156,448	32,550
					840,239	695,531	144,708

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of our share distributions to the Listed Shareholders in amounts of $44.6 million, $41.5 million, and $38.3 million as of December 31, 2006, 2005, and 2004, respectively.

4.                 GAIN ON ISSUANCES OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The following table presents the gains we recognized for the dilution of our ownership resulting from the issuances of additional Class A common units. Our ownership is diluted whenever the Partnership issues Class A common units and we do not participate in the offering.

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Dilution Gain(2)
	(in millions, except unit and per unit amounts)
2006:
No Class A common units were issued in 2006.
2005:
December	136,200	$46.000	$6.2	17.5%	17.5%	$0.2
November	3,000,000	$46.000	135.0	18.4%	17.5%	4.5
February	2,506,500	$49.875	127.5	18.1%	17.3%	5.6
2005 Totals	5,642,700		$268.7			$10.3
2004:
September	3,680,000	$47.900	$172.2	18.9%	17.8%	$6.3
January	450,000	$50.300	22.0	18.2%	18.2%	0.9
2004 Totals	4,130,000		$194.2			$7.2

(1)                Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its 2 percent general partner interest.

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

The Partnership recognizes the delegation of rights and powers to us and indemnifies and protects us and, our officers and directors, to the same extent as it does with respect to the General Partner. In addition, the Partnership reimburses our expenses to the same extent as it does with respect to the General Partner as general partner. The Partnership also reimburses us for any Texas franchise taxes and any other similar capital-based foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

Enbridge Employee Services, Inc. (“EES”) is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to us, the General Partner, the Partnership, the Partnership’s operating partnerships and subsidiaries and other Enbridge affiliates (collectively, the “Group”). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. EES does not include profit or margin on costs charged to the members of the Group. For the periods ending December 31, 2006, 2005 and 2004, all costs from EES incurred by us were charged to the Partnership pursuant to service agreements among us, the General Partner and the Partnership.

6.                 INCOME TAXES

Our long-term deferred income tax liability of $36.2 million and $13.4 million as of December 31, 2006 and 2005, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the deferred tax liability.

The delegation of control agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. The effective tax rate used in computing the income tax provision in 2005 is 37.3%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.3%.

The effective tax rate we used in computing the income tax provision in 2006 is 36.8%, which represents the federal statutory rate of 35.0% and the effective state rate of 1.8%. Our income tax expense of $15.9 million for the year ended December 31, 2006, is $6.0 million greater than the $9.9 million we incurred for the same period in 2005. The increase in income tax expense related to our equity in partnership net income in 2006 is partially offset by decreases resulting from state effective tax rate reductions impacting our deferred tax liability and from the $1.6 million charge we recorded in 2005 for cumulative state income taxes on the differences between book and taxable net income.

7.                 SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

Enbridge Energy Partners, L.P. is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	2006	2005	2004
	(in millions)
Operating revenues	$6,509.0	$6,476.9	$4,291.7
Operating expenses	6,122.1	6,285.0	4,054.5
Operating income	$386.9	$191.9	$237.2
Net income	$284.9	$89.2	$138.2
Current assets	$1,009.3	$985.3	$633.8
Long-term assets	$4,214.5	$3,443.1	$3,136.9
Current liabilities	$961.6	$971.3	$564.3
Long-term liabilities	$2,218.8	$2,093.3	$1,808.5
Partners’ capital	$2,043.4	$1,363.8	$1,397.9

8.                 SUBSEQUENT EVENTS

Share distribution

On January 26, 2007, our Board of Directors declared a share distribution payable on February 14, 2007, to shareholders of record as of February 6, 2007, based on the $0.925 per limited partner unit distribution declared by Enbridge Energy Partners, L.P. (the “Partnership”). We received 228,528 i-units from the Partnership, which is computed by dividing $0.925, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 228,528 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

9.                 SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per unit amounts)
2006 Quarters
Net income	$8.4	$7.3	$8.5	$4.5	$28.7
Net income per share, basic and diluted	$0.71	$0.60	$0.69	$0.36	$2.35
2005 Quarters
Net income (loss)	$4.4	$2.2	$(2.2)	$8.0	$12.4
Net income (loss) per share, basic and diluted	$0.40	$0.20	$(0.19)	$0.69	$1.10