Form 10-Q
period 2007-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2007-10-30
CIK 1173911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1414604 (IRS Employer Identification No.)
1100 Louisiana, Suite 3300 Houston, TX 77002 (Address of Principal Executive Offices and Zip Code)
(713) 821-2000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The Registrant had 13,322,495 Listed Shares outstanding as of October 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

        Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended September 30, 2007.

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. and its consolidated subsidiary. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II, Item 1A of our quarterly reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$9.9	$12.9	$24.1	$37.6
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	—	17.0	—

Income before income tax expense	9.9	12.9	41.1	37.6
Income tax expense	3.5	4.4	15.0	13.4

Net income	$6.4	$8.5	$26.1	$24.2

Net income per share, basic and diluted	$0.48	$0.69	$2.01	$2.00

Weighted average shares outstanding	13.2	12.3	13.0	12.1

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited; in millions)
Net income	$6.4	$8.5	$26.1	$24.2
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $0, $(5.4), $2.2 and $(5.8), respectively.	(0.2)	8.9	(3.9)	9.3

Comprehensive income	$6.2	$17.4	$22.2	$33.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(unaudited; in millions)
Cash flows from operating activities
Net income	$26.1	$24.2
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(24.1)	(37.6)
Gain on issuance of units by Enbridge Energy Partners, L.P	(17.0)	—
Due from affiliates.	0.4	0.1
Due to affiliates.	(0.4)	(0.1)
Deferred income taxes	15.0	13.4

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2007	December 31, 2006
	(unaudited; in millions)
ASSETS
Due from affiliate.	$0.2	$0.6
Investment in Enbridge Energy Partners, L.P.	463.9	428.9

	$464.1	$429.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to affiliate.	$0.2	$0.6
Deferred income tax liability	49.0	36.2

	49.2	36.8

Stockholders' equity
Voting shares—unlimited authorized; 1.48 and 1.41 issued and outstanding in 2007 and 2006	—	—
Listed shares—unlimited authorized; 13,322,495 and 12,674,147 issued and outstanding in 2007 and 2006	534.4	498.6
Accumulated deficit	(91.9)	(82.2)
Accumulated other comprehensive loss	(27.6)	(23.7)

	414.9	392.7

	$464.1	$429.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     BASIS OF PRESENTATION

        We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at September 30, 2007 and December 31, 2006; our results of operations and comprehensive income for the three and nine month periods ended September 30, 2007 and 2006; and our cash flows for the nine month periods ended September 30, 2007 and 2006. Our results of operations for the three and nine month periods ended September 30, 2007 should not be taken as indicative of the results to be expected for the full year. In addition, our consolidated statement of financial position at December 31, 2006 includes reclassifications that we made to separately present affiliate payables and receivables consistent with our current period presentation. These reclassifications have no effect on our previously reported results of operations, comprehensive income or partners' capital. Our interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.     SHARE DISTRIBUTION

        The following table sets forth the share distributions, as approved by our Board of Directors during 2007:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
January 26, 2007	February 14, 2007	February 6, 2007	$0.925	$51.300	228,528	189,170	39,358
April 26, 2007	May 15, 2007	May 7, 2007	$0.925	$58.105	205,398	170,024	35,374
July 27, 2007	August 14, 2007	August 6, 2007	$0.925	$56.546	214,422	177,494	36,928

        On October 29, 2007, our Board of Directors declared a share distribution payable on November 14, 2007, to shareholders of record as of November 6, 2007, based on the $0.950 per common unit distribution declared by Enbridge Energy Partners, L.P. (the "Partnership"). The Partnership's distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), in respect of these additional i-units we received.

        During the nine months ended September 30, 2007, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our shareholders of $35.8 million, which increased our accumulated deficit.

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

        In May 2007, the Partnership issued and sold 5.3 million Class A common units at $58.00 per unit, for proceeds of approximately $301.9 million, net of underwriters' discounts, commissions and expenses. Our ownership interest in the Partnership was reduced from 15.2 percent, immediately prior to the issuance, to 14.3 percent following the issuance, since we did not participate. As a result, we recognized a dilution gain of $17.0 million, since the per unit issuance price was greater than our average cost per i-unit.

4.     SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenue	$1,710.9	$1,532.3	$5,162.3	$4,845.6
Operating expenses	1,609.3	1,423.6	4,905.7	4,535.3

Operating income	$101.6	$108.7	$256.6	$310.3

Net income	$77.3	$82.2	$185.0	$233.7

        We owned approximately 14.5 percent and 15.8 percent of the Partnership at September 30, 2007 and 2006, respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributed to the i-units we own. At September 30, 2007 and 2006, through ownership of i-units, we held an approximate 14.5 percent and 15.8 percent limited partner interest in the Partnership, respectively. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the "General Partner" of the Partnership), a subsidiary of Enbridge Inc. ("Enbridge"). Accordingly, we use the equity method to account for our investment and record earnings equal to our percentage ownership interest in the Partnership's net income allocable to its limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

        The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Partnership's Form 10-Q for the quarterly period ended September 30, 2007, is hereby incorporated by reference, as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

        The following table presents the Partnership's allocation of net income to the General Partner and limited partners for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in millions)
Net income of the Partnership	$77.3	$82.2	$185.0	$233.7
Less: net income allocated to the General Partner	9.4	8.7	26.4	23.1

Net income allocated to limited partners	$67.9	$73.5	$158.6	$210.6

        Our net income of $6.4 million and $8.5 million for the three months ended September 30, 2007 and 2006, respectively, and $26.1 million and $24.2 million for the nine months ended September 30, 2007 and 2006, respectively, represents our equity in earnings of the Partnership attributable to the i-units we own, and for 2007, the dilution gains we recognized from the Partnership's sale in May 2007 of its Class A common units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 36.8% for the three and nine month periods ended September 30, 2007 and 2006, respectively, applied to our share of the earnings of the Partnership for the respective periods.

        Our net income decreased by $2.1 million for the three months ended September 30, 2007, from the $8.5 million we earned during the same period of 2006. The decrease is attributable to lower equity income from our investment in the Partnership that is the result of two factors: 1) Net income allocated to limited partners was lower; and 2) issuances of Class A common units and Class C units have reduced our percentage ownership interest in the net income allocated to limited partners.

        For the nine months ended September 30, 2007, our net income increased by $1.9 million from the $24.2 million we earned in the same period of 2006. The increase is primarily attributable to the $17.0 million of dilution gains we recognized from the Partnership's sale in May 2007 of its Class A common units. Similar dilution gains were not present in the nine month period ended September 30, 2006. The increases are partially offset by lower equity income from our investment in the Partnership that occurred for the same reasons discussed in the preceding paragraph.

        In May 2007, the Partnership issued and sold 5.3 million Class A common units at $58.00 per unit, for proceeds of approximately $301.9 million, net of underwriters' discounts, commissions and expenses.

Additionally, in April 2007, the Partnership sold approximately 5.9 million Class C units in a private transaction to three institutional investors at a purchase price of $53.11 per unit. We recognized a dilution gain of $17.0 million for the issuance and sale of the Class A common units, since the issuance price per unit was greater than our average cost per unit. Although our ownership interest in the Partnership was also reduced by the issuance of Class C units, applicable accounting guidance precludes us from recognizing dilution gains when the Partnership issues Class C units because they represent convertible securities. Due to the reduction of our percentage ownership resulting from these transactions, our equity income from the partnership is lower for the three and nine month periods ended September 30, 2007 than the same periods in 2006. We expect our equity income from the Partnership to be lower in future periods due to the reduction of our percentage ownership in the Partnership resulting from its issuances of Class A common units and Class C units.

        Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of shares outstanding during the period. We do not have any securities outstanding that may be converted into or exercised for our shares.

INCOME TAXES

        Our income tax expense of $3.5 million for the three month period ended September 30, 2007 is $0.9 million less than the $4.4 million we incurred for the three month period ended September 30, 2006. The decrease in our income tax expense for the three month period ended September 30, 2007 from the same period in 2006 is primarily attributable to the to lower equity income from our investment in the Partnership.

        Our income tax expense of $15.0 million for the nine month period ended September 30, 2007 is $1.6 million more than the $13.4 million we incurred for the nine month period ended September 30, 2006. The increase in our income tax expense for the nine month period ended September 30, 2007 from the same period in 2006 is primarily attributable to the dilution gains we recognized from the Partnership's issuance and sale in May 2007 of its Class A common units, partially offset by the decline in our equity income from the Partnership.

        We computed our income tax expense for the three and nine month periods ended September 30, 2007 by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%. For the three and nine month periods ended September 30, 2006, we applied an effective income tax rate of 36.8% to our pre-tax income, representing a 35.0% federal statutory rate and a 1.8% effective state income tax rate (before the impact of a decrease to the state tax rate on the cumulative differences between book and taxable net income).

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which are owned by the General Partner. At September 30, 2007, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares, and $534.4 million associated with the 13,322,495 of our Listed Shares outstanding.

        The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership's Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions, however, the number of i-units we own will increase automatically under the Partnership's partnership agreement. The amount of this increase is calculated by dividing the quarterly cash distribution per unit paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange, or NYSE, as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of our shares outstanding is equal to the number of i-units that we own in the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

        The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

        For a discussion of these matters as they pertain to the Partnership, please read the information set forth under "Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk," in the Partnership's Form 10-Q for the quarterly period ended September 30, 2007, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.        Controls And Procedures

        Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2007.

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

Item 6.        Exhibits

        Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: October 30, 2007	By:	/s/ STEPHEN J.J. LETWIN Stephen J.J. Letwin Managing Director (Principal Executive Officer)
Date: October 30, 2007	By:	/s/ MARK A. MAKI Mark A. Maki Vice President, Finance (Principal Financial Officer)

Index of Exhibits

        Each exhibit identified below is filed as part of this document. Exhibits included in this filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a previous filing as indicated.

3.1		Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management's Registration Statement on Form S-1 filed May 31, 2002).
3.2		Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 to Enbridge Management's Quarterly Report on Form 10-Q filed November 25, 2002).
3.3		Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management's Quarterly Report on Form 10-Q filed on April 28, 2007).
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Enbridge Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
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
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
Index of Exhibits