Form 10-K
period 2007-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2008-02-21
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES ENBRIDGE ENERGY MANAGEMENT, L.L.C.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of June 30, 2007, the aggregate market value of the Registrant's Listed Shares held by non-affiliates of the Registrant was $602,552,100 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

        As of February 20, 2008, the Registrant has 13,815,386 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2007

        This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will" or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties and assumptions, see "Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K.

i

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

        We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P. (the "Partnership"), through our ownership of i-units, a special class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP," which together with the Class B common units we refer to as common units. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc. (the "General Partner"), we manage the Partnership's business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company located in Calgary, Alberta, Canada that we refer to herein as Enbridge.

        As of December 31, 2007 and 2006, we owned an approximate 14.7 percent and 16.0 percent limited partnership interest of the Partnership, respectively. At December 31, 2007, the General Partner owned 1.51 (100 percent) of our voting shares, as well as 2,336,037 (17.2 percent) of our Listed Shares, while the remaining 11,228,047 (82.8 percent) Listed Shares are held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007 (the "Partnership's 10-K").

        On October 17, 2002, we became a limited partner of the Partnership and, pursuant to a delegation of control agreement, assumed the management of the Partnership's business and affairs. The delegation of control agreement provides that we will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

        Under its partnership agreement, except for the available cash that the Partnership is required to retain in respect of the i-units and Class C units, the Partnership distributes all of its available cash to its general partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership's partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its common units, the number of i-units we own increases automatically under the Partnership's partnership agreement and the amount of available cash that is attributable to the

i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently, with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

AVAILABLE INFORMATION

        We file annual, quarterly and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1A.    Risk Factors

        As discussed above, our results of operations, financial position and cash flows depend upon the results of operations, financial position and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial position and cash flows and could cause actual results to differ from the forward-looking statements herein. For a discussion of the risk factors that could affect the Partnership's actual results and cause such results to differ from forward-looking statements contained herein and in the Partnership's Annual Report, please read "Risk Factors" contained in Part I, Item 1A of the Partnership's 10-K, which discussion is incorporated herein by reference.

RISKS RELATED TO OUR BUSINESS

Because our only assets are the Partnership's i-units that we own, our financial condition and results of operations depend solely upon the performance of the Partnership.

        We are a limited partner of the Partnership and our only assets are the Partnership's i-units that we own. As a result, our financial condition and results of operations are entirely dependent upon the Partnership's financial condition and results of operations. You should read the risk factors contained in the Partnership's Annual Report on Form 10-K and any subsequent annual and quarterly reports filed by the Partnership with the SEC for information regarding the risks and uncertainties that could affect the Partnership's financial condition and results of operations and, therefore, the value of your shares.

The distributions of additional shares that we make to our shareholders depend upon the amount of cash that the Partnership distributes to its Class A and B common unitholders.

        When the Partnership makes a cash distribution on its Class A and B common units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares. Therefore, if the Partnership decreases the cash distributions that it pays to its common unitholders, the value of the distributions of additional shares that we make to our shareholders will decrease as well.

        Our board of directors may establish cash reserves at the Partnership that it believes are necessary to fund the Partnership's future operating and capital expenditures, provide for the proper conduct of its business, comply with applicable laws or agreements to which the Partnership is a party, or provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution by the Partnership to its common unitholders and, consequently, the value of the distributions of additional shares that we make to our shareholders.

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

        Additionally, the public sale by the General Partner of a significant portion of the 3,912,750 Class B common units that it currently owns could reduce the market price of the Class A common units and, indirectly, our shares. The Partnership's partnership agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or its affiliates. A public sale of the Class B common units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its Class B common units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the shares.

        The Partnership also has Class C units outstanding that receive additional Class C units each time the Partnership makes cash distributions on its common units. The holders of the Class C units receive additional Class C units equal to the quarterly cash distribution per unit the Partnership makes on its common units divided by the average market price of a Class A common unit as listed on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for the Partnership's Class A common units multiplied by the number of Class C units outstanding on the record date. After August 2009, the holders of the Class C units may request that the Class C units be converted into Class A common units which could absorb some of the trading demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. Additionally, the holders of the Class C units may sell them in private transactions at any time, which could have a similar effect on the market for outstanding Class A common units, and indirectly, the shares.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

        Under the delegation of control agreement, we have been delegated management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner under the Partnership's partnership agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the U.S. federal securities laws, where indemnification may be against public policy.

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

        Under the provisions of our limited liability company agreement and the Partnership's partnership agreement, if the Partnership were to be treated as a corporation for U.S. federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the United States Internal Revenue Service, or IRS, that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such event, you would receive common units or other securities substantially similar to the common units in exchange for your shares.

RISKS ARISING FROM OUR ORGANIZATIONAL STRUCTURE AND RELATIONSHIPS WITH ENBRIDGE, THE GENERAL PARTNER AND THE PARTNERSHIP

Shares are subject to purchase provisions that could result in your having to sell your shares at a time or price that may be unfavorable to you.

        If Enbridge exercises any of its rights to purchase our shares, you will be required to sell your shares at a time or price that may be undesirable, and you could receive less than you paid for your shares. Any sale of our shares to Enbridge or otherwise for cash will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner's tax basis in the shares sold.

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

        As an owner of our shares, you may not like the changes made to the terms of our shares, if any, and you may disagree with our board of directors' decision that the changes are not materially adverse to you as a shareholder. If you should disagree with our board of directors' decisions, your recourse will be limited because our limited liability company agreement gives broad latitude and discretion to our board of directors and eliminates or reduces many of the fiduciary duties that our board of directors otherwise would owe to you.

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

        Our limited liability company agreement contains provisions that modify the fiduciary duties that our board of directors would otherwise owe to our shareholders under state fiduciary duty law. For example, our limited liability company agreement:

  •
  permits our board of directors to make a number of decisions, including the determination of which factors it will consider in resolving conflicts of interest, in its "sole discretion," which entitles our board of directors to consider only the interests and factors that it desires, with no duty or obligation to give consideration to any interest of, or factors affecting, us, our affiliates or any shareholder;

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

        These and similar provisions in our limited liability company agreement may restrict the remedies available to our shareholders for actions taken by our board of directors that might otherwise constitute a breach of a fiduciary duty. The Partnership's partnership agreement contains similar provisions that modify the fiduciary duties that the board of directors of the General Partner would otherwise owe to the Partnership's unitholders under state fiduciary duty law. As the delegate of the General Partner, these provisions apply to our directors and officers in managing the business and affairs of the Partnership.

Potential conflicts of interest may arise among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its unitholders, on the other hand. Because the fiduciary duties of our directors have been modified, our board of directors may be permitted to make decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders.

        Conflicts of interest may arise from time to time among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its unitholders, on the other hand. Conflicts of interest may also arise from time to time between us and our shareholders, on the one hand, and the Partnership and its unitholders, on the other hand. In managing and controlling us and the Partnership, our board of directors may consider the interests of all parties to a conflict and may resolve those conflicts by making decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders. The following decisions, among others, could involve conflicts of interest:

  •
  whether the Partnership or Enbridge will pursue certain acquisitions or other business opportunities;

  •
  whether the Partnership will issue additional units or other equity securities or whether it will purchase outstanding units;

  •
  whether we will issue additional shares;

  •
  the amount of payments to Enbridge and its affiliates for any services rendered for the Partnership's benefit;

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

        In other situations, Enbridge may take certain actions, including engaging in businesses that compete with the Partnership, that are adverse to us and our shareholders and the Partnership and its unitholders. For example, although Enbridge and its subsidiaries are generally restricted from engaging in any business that is in direct material competition with our businesses, that restriction is subject to the following significant exceptions:

  •
  Enbridge and its subsidiaries are not restricted from continuing to engage in businesses, including the normal development of such businesses, in which they were engaged at the time of the Partnership's initial public offering in December 1991;

  •
  Such restriction is limited geographically only to those routes and products for which the Partnership provided transportation at the time of its initial public offering;

  •
  Enbridge and its subsidiaries are not prohibited from acquiring any business that materially and directly competes with the Partnership as part of a larger acquisition, so long as the majority of the value of the business or assets acquired, in Enbridge's reasonable judgment, is not attributable to the competitive business; and

  •
  Enbridge and its subsidiaries are not prohibited from acquiring any business that materially and directly competes with the Partnership if that business is first offered for acquisition to the Partnership and our board of directors and the Partnership's unitholders determine not to pursue the acquisition.

        Since the Partnership was not engaged in any aspect of the natural gas business at the time of its initial public offering, Enbridge and its subsidiaries are not restricted from competing with the Partnership in any aspect of the natural gas business. In addition, Enbridge and its subsidiaries would be permitted to transport crude oil and liquid petroleum over routes that are not the same as the Partnership's Lakehead system, even if such transportation is in direct material competition with the Partnership's business.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our Listed Shares are traded on the NYSE under the symbol "EEQ." The quarterly price ranges per Listed Share are summarized as follows:

	Market Price Data
	2007		2006
Quarter ended:
	Low	High	Low	High
March 31	$47.35	$54.29	$42.15	$48.45
June 30	$52.00	$60.16	$40.75	$44.05
September 30	$48.32	$58.54	$41.08	$47.09
December 31	$48.70	$55.99	$45.39	$49.90

        On February 20, 2008, the last reported sales price of the Listed Shares on the NYSE was $51.97. As of February 12, 2008, there were approximately 9,600 holders of our Listed Shares, which includes individual participants in security position listings.

        Distributions.    Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our Listed Shares in cash, but instead make distributions on our Listed Shares in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average market price of a Listed Share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares.

        The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2007 and 2006.

Dividend Declaration Date	Record Date	Dividend Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2007
October 29	November 6	November 14	$0.950	$52.39	241,590	199,983	41,607
July 27	August 6	August 14	$0.925	$56.55	214,422	177,494	36,928
April 26	May 7	May 15	$0.925	$58.11	205,398	170,024	35,374
January 26	February 6	February 14	$0.925	$51.30	228,528	189,170	39,358

					889,938	736,671	153,267

2006
October 27	November 6	November 14	$0.925	$49.24	233,693	193,446	40,247
July 28	August 4	August 14	$0.925	$44.50	253,310	209,684	43,626
April 27	May 5	May 15	$0.925	$43.43	254,126	210,360	43,766
January 30	February 7	February 14	$0.925	$47.47	228,071	188,792	39,279

					969,200	802,282	166,918

        In 2007 and 2006, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $48.4 million and $44.6 million, respectively.

        On January 28, 2008, our board of directors declared a share distribution payable on February 14, 2008, to shareholders of record as of February 6, 2008, based on the $0.950 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units we own. The amount of i-units we received from the Partnership on February 14, 2008 was 251,302.

        The total i-units distributed to us was computed by dividing $0.950, the cash amount distributed per common unit, by $51.28, the average closing price of the Listed Shares on the NYSE for the ten consecutive trading days prior to the ex-dividend date, multiplied by 13,564,086, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$32.0	$44.6	$12.0	$21.6	$18.9
Gain on issuance of units by Enbridge Energy Partners, L.P.	17.0	—	10.3	7.2	16.2
Income tax expense	(17.6)	(15.9)	(9.9)	(10.1)	(12.3)

Net income	$31.4	$28.7	$12.4	$18.7	$22.8

Basic and diluted earnings per share	$2.40	$2.35	$1.10	$1.78	$2.35

Weighted average shares outstanding	13.1	12.2	11.3	10.5	9.7

Equivalent distribution value per share(1)	$3.725	$3.70	$3.70	$3.70	$3.70

Number of additional shares distributed	0.89	0.97	0.80	0.84	0.83

Total assets at December 31	$462.0	$429.5	$366.5	$376.6	$358.0

(1)
Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our consolidated financial statements included in this Annual Report beginning on page F-1, we receive distributions of additional i-units rather than cash.

        Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

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

        The information set forth under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated by reference as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2007, 2006 and 2005, through our ownership of i-units, we had an approximate 14.7 percent, 16.0 percent and 17.5 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

        The following table presents the Partnership's allocation of net income to the General Partner and limited partners for the periods presented.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Net income of the Partnership	$249.5	$284.9	$89.2
Less: net income allocated to the General Partner	(37.7)	(30.9)	(23.5)

Net income allocated to limited partners	$211.8	$254.0	$65.7

        Our net income of $31.4 million, $28.7 million and $12.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, represents equity in earnings attributable to the i-units that we own, plus the dilution gain from the Partnership's issuance of Class A common units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.5% in 2007, 36.8% in 2006, and 37.3% in 2005, of our share of the earnings of the Partnership. Our earnings increased by $2.7 million from 2006 to 2007, primarily due to the $17.0 million of dilution gains we recognized from the Partnership's sale in May 2007 of its Class A common units, which were not present in 2006. This increase is partially offset by lower equity income from our investment in the Partnership that is the result of two factors: (1) net income allocated to the limited partners was lower due to non-cash mark-to-market losses that occurred during 2007 compared with gains that occurred during 2006 on derivative financial instruments held by the Partnership to hedge its commodity price exposure; and (2) issuances of Class A common units and Class C units that have reduced our percentage ownership interest in the net income allocated to limited partners.

        In May 2007, the Partnership issued and sold 5.3 million Class A common units which reduced our ownership interest in the Partnership from 15.2 percent, immediately prior to the issuance, to 14.3 percent following the issuance, since we did not participate. As a result, we recognized a dilution gain of $17.0 million, since the per unit issuance price was greater than our average cost per i-unit. Although our ownership interest in the Partnership is also reduced by the issuance and sale of Class C units, we do not recognize a gain or loss when the Partnership issues additional Class C units because they represent convertible securities.

        Our earnings increased by $16.3 million from 2005 to 2006, primarily due to higher equity income from our investment in the Partnership that was partially offset by a reduction in our percentage ownership of the Partnership due to its Class C unit issuance in August 2006. Our 2006 earnings were also offset by dilution gains that were not present in 2006 as compared with 2005 and greater income tax expense associated with additional taxable income. We recognize dilution gains when the Partnership issues additional Class A common units and we do not participate in the issuance.

        Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of outstanding shares during the period. Earnings per share was $2.40 for the year ended December 31, 2007 as compared with $2.35 for the year ended December 31, 2006. Earnings per share was $2.35 for the year ended December 31, 2006 as compared with $1.10 for the year ended December 31, 2005. The increase in earnings per share from 2006 to 2007 is primarily attributable to the $17.0 million of dilution gains we recognized partially offset by the lower equity income from our investment in the Partnership discussed above. The increase in earnings per share from 2005 to 2006 is attributable to higher net income that was partially offset by an increase in the weighted average number of our shares outstanding.

        We do not have any securities outstanding that may be converted into or exercised for our shares.

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2007, our issued capitalization consisted of $547.0 million associated with our 13,564,084 Listed Shares outstanding.

        The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership's Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of Partnership's partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

        Pursuant to a delegation of control agreement with the General Partner, the Partnership has agreed to reimburse us and Enbridge Management Services, L.L.C., our wholly-owned subsidiary, ("EMS"), for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner, including certain tax expenses. In December 2007, EMS was dissolved, and therefore, we perform the functions previously performed by EMS.

        The delegation of control agreement with the General Partner was amended effective February 21, 2005. As a result of the amendment, the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we began accruing state income taxes in 2005 in addition to federal income taxes.

        The effective tax rate used in computing the income tax provision in 2007 is 36.5%, which represents the federal statutory rate of 35.0% and the effective state rate of 1.5%.

        Our income tax expense of $17.6 million for the year ended December 31, 2007, is $1.7 million greater than the $15.9 million we incurred for the same period in 2006. The increase in income tax expense was due to the increase in taxable income primarily associated with the $17.0 million of dilution gains we recognized from the Partnership's sale in May 2007 of its Class A common units, offset by decreases in equity income from the Partnership as discussed above.

        Our income tax expense of $15.9 million for the year ended December 31, 2006, is $6.0 million greater than the $9.9 million we incurred for the same period in 2005. The increase in income tax expense related to the increase in equity income from the Partnership in 2006, partially offset by decreases resulting from state effective tax rate reductions impacting our deferred tax liability and from the $1.6 million charge we recorded in 2005 for cumulative state income taxes on the differences between book and taxable income resulting from an amendment in 2005 to the delegation of control agreement.

SUBSEQUENT EVENTS

Share distribution

        On January 28, 2008, our board of directors declared a share distribution payable on February 14, 2008, to shareholders of record as of February 6, 2008, based on the $0.950 per limited partner unit distribution declared by the Partnership. We received 251,302 i-units from the Partnership, which is computed by dividing $0.950, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 251,302 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in Enbridge Energy Partners, L.P.

        We use the equity method of accounting for our ownership interest in the Partnership's net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2007, 2006, and 2005, we owned approximately 14.7 percent, 16.0 percent, and 17.5 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

Gain on issuance of units by Enbridge Energy Partners, L.P.

        We recognize a gain or loss when the Partnership issues additional Class A common units and we do not participate in the issuance, since our ownership interest in the Partnership is diluted. To the extent the new issuance price per unit is greater than or less than our adjusted average cost per unit, a gain or loss is recognized. Although our ownership interest in the Partnership is also reduced by the issuance and sale of additional Class C units, we do not recognize a gain or loss when the Partnership issues additional Class C units because they represent convertible securities.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

        For a discussion of these matters as they pertain to the Partnership, please read "Part II, Item 7A." of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, beginning on page F-1 of this Report, are hereby incorporated by reference.

        The financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007 in "Part II, Item 8," which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

        Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Exchange Act. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended December 31, 2007, that would materially affect our internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.

        Our internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

        Our internal control over financial reporting includes policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

  •
  Provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements is prevented or timely detected.

        Our internal control over financial reporting may not prevent or detect all misstatements because of its inherent limitations. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies and procedures.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, beginning on page F-2.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Directors and Executive Officers:
M.O. Hesse	65	Director and Chairman of the Board
J.A. Connelly	61	Director
G.K. Petty	66	Director
D.A. Westbrook	55	Director
S.J.J. Letwin	52	Managing Director and Director
T.L. McGill	53	President and Director
S.J. Wuori	50	Executive Vice President—Liquids Pipelines and Director
Officers:
R.L. Adams	43	Vice President—U.S. Engineering and Project Execution, Liquids Pipelines
E.C. Kaitson	51	Vice President—Law and Deputy General Counsel
D.V. Krenz	56	Vice President
J.A. Loiacono	45	Vice President—Commercial Activities
M.A. Maki	43	Vice President—Finance
A. Monaco	48	Executive Vice President—Major Projects
S.J. Neyland	40	Controller
K.C. Puckett	46	Vice President—Engineering and Operations, Gathering and Processing
J.N. Rose	40	Treasurer
A.M. Schneider	49	Vice President—Regulated Engineering and Operations, Gathering and Processing
B.A. Stevenson	52	Corporate Secretary
L.A. Zupan	52	Vice President—Liquids Pipelines Operations

        M.O. Hesse was elected Chairman of the Board in May 2007 and as a director of the General Partner and Enbridge Management in March 2003 and serves as a member of the Audit, Finance & Risk Committee. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She is a private investor and currently serves as a director of Amec plc, Mutual Trust Financial Group, and Terra Industries, Inc.

        J.A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

        G.K. Petty was elected a director of the General Partner in February 2001 and Enbridge Management upon its formation and serves on the Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty retired in 1994 from AT&T Corporation as a Vice-President after 25 years of service. He currently serves on the Board of Directors of Fuelcell Energy Corporation.

        D.A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee. From May 2007 he has also served on the Board of Directors of Synenco Energy Inc., where he is a member of their Audit & Risk and Finance Committees. From January 2006, he has served on the Board of Directors of Knowledge Systems Inc., a privately held U.S. company. From 2001 to 2005, Mr. Westbrook served as President of BP China Gas, Power & Upstream and Vice-Chairman of the Board of Directors of Dapeng LNG, a Sino joint venture between BP subsidiaries and other Chinese companies.

        S.J.J. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006, and is also Executive Vice President, Gas Transportation & International of Enbridge. Prior to his election he served Enbridge, the indirect parent of our General Partner, as Group Vice President, Gas Strategy & Corporate Development from April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services from September 2000.

        T. L. McGill was elected President of the General Partner and Enbridge Management in May 2006. Mr. McGill previously served as Vice President, Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

        S. J. Wuori was elected a director of the General Partner and Enbridge Management in January 2008 and is also the Executive Vice President of Liquids Pipelines for the General Partner and Enbridge Management. Mr. Wuori holds similar responsibilities with Enbridge. He was previously Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

        R.L. Adams was elected Vice President, U.S. Engineering and Project Execution, Liquids Pipelines of the General Partner and Enbridge Management in June 2007 prior to which he was Vice President, Operations and Technologies from April 2003. Prior to April 2003, he was Director of Technology & Operations for the General Partner and Enbridge Management from 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Colombia from 1997 to 2001.

        E.C. Kaitson was elected Vice President, Law and Deputy General Counsel of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that he was Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until acquired by Enbridge in May 2001.

        D.V. Krenz was elected Vice President of the General Partner and Enbridge Management in January 2005. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

        J.A. Loiacono was elected Vice President, Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources in February 2000 as an Asset Optimizer.

        M.A. Maki was elected Vice President, Finance of the General Partner and Enbridge Management in July 2002. Prior to that time, he served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

        A. Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and holds similar responsibilities with Enbridge. Prior to that Mr. Monaco was President of Enbridge Gas Distribution Inc. from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation in April 2003.

        S.J. Neyland was elected Controller of the General Partner and Enbridge Management effective September 2006. Prior to his election he served as Controller, Natural gas from January 2005, Assistant Controller from May 2004 to January 2005, and in other managerial roles in Finance and Accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

        K.C. Puckett was elected Vice President, Engineering and Operations, Gathering and Processing of the General Partner and Enbridge Management in October 2007. Prior to his election he served as General Manager of Engineering and Operations from 2004 and Manager of Operations from 2002 to 2004. Prior to that time, he served as Manager of Business Development for Sid Richardson Energy Services Company.

        J.N. Rose was elected Treasurer of the General Partner and Enbridge Management in January 2008. He was previously Assistant Treasurer of the General Partner and Enbridge Management from July 2005. Mr. Rose is also a Director, Finance of Enbridge, a position he has held from October 2007, prior to which he was Manager, Finance from 2004. Prior to that Mr. Rose was a Vice President with Citigroup Global Corporate and Investment Bank from 2001 to 2004.

        A.M. Schneider was elected Vice President, Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Prior to his election he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission from December 2000.

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

        L.A. Zupan was elected Vice President, Liquids Pipelines Operations of the General Partner and Enbridge Management in July 2004, and holds similar responsibilities with Enbridge. Mr. Zupan previously served as Vice President, Development & Services for Enbridge Pipelines from 2000.

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

        The NYSE listing standards require our Chief Executive Officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 20, 2007.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

        We have adopted a Code of Ethics applicable to our senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for Senior Financial Officers. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

        We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgemanagement.com. We post on our website any amendments to or waivers of our Statement of Business Conduct. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

        We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how the Board should function and the Board's position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgemanagement.com. We post on our website any amendments to our Corporate Governance Guidelines. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston TX 77002.

AUDIT, FINANCE & RISK COMMITTEE

        We have an Audit, Finance & Risk Committee (the "Audit Committee") comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members is relying upon any exemptions from the foregoing independence requirements. The members of our Audit Committee are J.A. Connelly, D.A. Westbrook, M.O. Hesse, and G.K. Petty. Our Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. Our Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

        The charter of our Audit Committee is filed as an exhibit to this Annual Report on Form 10-K and is available on our website at www.enbridgemanagement.com. The charter of our Audit Committee complies with the listing standards of the NYSE currently applicable to us. This material is available to print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

        Our board of directors has determined that that J.A. Connelly and M.O. Hesse qualify as "Audit Committee financial experts" as defined in Item 407(d)(ii) of SEC Regulation S-K. Each of the members of our Audit, Finance, and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

        Ms. Hesse also serves on the Audit Committees of the General Partner, Enbridge Management, Amec plc. and of Terra Industries, Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management have determined that Ms. Hesse's simultaneous service on such audit committees does not impair her ability to effectively serve on the Audit, Finance & Risk Committee.

        Mr. Petty also serves on the Audit Committees of the General Partner, Enbridge Management, Fuel Cell Energy, Inc. and of Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management have determined that Mr. Petty's simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

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

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

        Our independent directors meet at regularly scheduled executive sessions without management. M.O. Hesse serves as the presiding director at those executive sessions. Persons wishing to communicate with our non-management directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

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

        The compensation policies and philosophy of Enbridge govern the types and amount of compensation of the Named Executive Officers, or NEOs. Since these policies and philosophy are those of Enbridge, we refer you to a discussion of those items as set forth in the Executive Compensation section of the Enbridge "Management Information Circular" on the Enbridge website at www.enbridge.com. The Enbridge "Management Information Circular" is produced by Enbridge pursuant to Canadian securities regulations and is not incorporated into this document by reference or deemed furnished or filed by us under the Exchange Act; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of the General Partner.

        The discussion of executive compensation of the Partnership is found in Part III, Item 11 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007, which is hereby incorporated by reference as the Partnership pays a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth information as of February 20, 2008, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana, Suite 3300 Houston, TX 77002	2,379,316	17.2%
Goldman, Sachs & Co.(3) The Goldman Sachs Group, Inc. 85 Broad St. New York, NY 10004	848,905	6.3%
Kayne Anderson Capital Advisors, L.P.(4) Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	2,068,393	15.2%
Neuberger Berman, Inc.(5) 605 3rd Avenue New York, NY 10158	1,612,694	11.9%

(1)
As of February 20, 2008, there were 13,815,386 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership's i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership's partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership's i-units will at all times be equal.

(2)
The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)
As per its report on Schedule 13G filed February 11, 2008, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have shared voting power as to 30 shares and shared dispositive power as to all shares indicated. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. each disclaim beneficial ownership of the securities beneficially owned by (a) any client accounts with respect to which Goldman, Sachs & Co. or its employees have voting or investment discretion or both, and (b) certain investment entities, of which a subsidiary of The Goldman Sachs Group, Inc. or Goldman, Sachs & Co. is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. or their affiliates. The address of Goldman, Sachs & Co. and the Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(4)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its report on Schedule 13G filed January 18, 2008. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(5)
As per its report on Schedule 13G/A filed February 13, 2008, Neuberger Berman, LLC has sole voting power as to 1,462,916 shares and shared dispositive power as to 1,612,694 shares. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

        The following table sets forth information as of February 15, 2008, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent Of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent Of Class
M.O. Hesse	Listed Shares	8,222.05	*	Class A common units	—	—
J.A. Connelly	Listed Shares	—	—	Class A common units	7,000	*
G.K. Petty	Listed Shares	1,036.14	*	Class A common units	2,617	*
D.A. Westbrook	Listed Shares	—	*	Class A common units	5,500	*
S.J.J. Letwin	Listed Shares	—	—	Class A common units	15,000	*
T.L. McGill	Listed Shares	1,461.28	*	Class A common units	—	—
S.J. Wuori	Listed Shares	—	—	Class A common units	—	—
R.L. Adams	Listed Shares	—	—	Class A common units	—	—
E.C. Kaitson	Listed Shares	—	—	Class A common units	—	—
D.V. Krenz	Listed Shares	—	—	Class A common units	—	—
J.A. Loiacono	Listed Shares	—	—	Class A common units	—	—
M.A. Maki	Listed Shares	—	—	Class A common units	—	—
A. Monaco	Listed Shares	—	—	Class A common units	—	—
S.J. Neyland	Listed Shares	—	—	Class A common units	—	—
K.C. Puckett	Listed Shares	—	—	Class A common units	—	—
J.N. Rose	Listed Shares	—	—	Class A common units	—	—
A.M. Schneider	Listed Shares	—	—	Class A common units	—	—
B.A. Stevenson	Listed Shares	—	—	Class A common units	—	—
L.A. Zupan	Listed Shares	—	—	Class A common units	—	—

All Officers, directors and nominees as a group 19 persons)	Listed Shares	10,719.47	*	Class A common units	30,117	*

*
Less than 1%

(1)
Each beneficial owner has sole voting and investment power with respect to all the shares or units attributed to him/her.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

        Under the delegation of control agreement, the General Partner delegated, and we assumed, all of the General Partner's power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., or EMS, our wholly-owned subsidiary, under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner. We assumed these functions upon the termination of the Agency Agreement and dissolution of EMS in December 2007.

        The Partnership has agreed to reimburse us under the delegation of control agreement for any direct and indirect expenses we incur to the same extent as it does with respect to the General Partner as general partner. In addition, the Partnership will reimburse us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to the tax indemnification agreement between Enbridge and us. The Partnership has also agreed to indemnify and protect us and our respective officers and directors in performing these management and control functions to the same extent as it does with respect to the General Partner as general partner.

        For the years ended December 31, 2007, 2006 and 2005, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

        Because we do not have employees, we have entered into various service agreements with Enbridge and certain of its subsidiaries to fulfill our obligations under the delegation of control agreement and the agency agreement. These service agreements allow us to obtain from Enbridge and its subsidiaries various administrative, operational, technical and professional services and the use of related personnel. The Partnership directly reimburses Enbridge and its subsidiaries for the actual amount of direct and indirect expenses they incur and payments they make on our behalf in connection with the services and personnel provided to us. In other cases, Enbridge allocates to its affiliates an agreed percentage of the total expenses with respect to a particular type of service provided by Enbridge to all of its affiliates and us. In either case, the Partnership pays directly or reimburses us for any amounts that we incur under the service agreements. The service agreements also provide that Enbridge and its affiliates will indemnify us for certain losses and defend us against certain claims in connection with providing or failing to provide the agreed services. Similarly, we have agreed to indemnify Enbridge and its affiliates for certain losses and defend them against certain claims as a result of their provision of the agreed services.

        For the years ended December 31, 2007, 2006 and 2005, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

CONFLICTS OF INTEREST AND FIDUCIARY DUTIES

        Conflicts of interest may arise because of the relationship among Enbridge, the General Partner, the Partnership and us. Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and to the holders of our shares. However, these fiduciary duties have been modified pursuant to the terms of our limited liability company agreement. Some of our directors and officers are also directors and officers of Enbridge and the General Partner and have fiduciary duties to manage the business of Enbridge or the General Partner and the Partnership in a manner beneficial to Enbridge and its shareholders or the General Partner, the Partnership and their respective shareholders or unitholders, as the case may be. Furthermore, through its ownership of our voting shares, the General Partner has the sole power to elect all of our directors. The resolution of these conflicts of interest may not always be in our best interest or in the best interest of our shareholders.

SECURITY OWNERSHIP AND DISTRIBUTIONS

        In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner's initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 20, 2008, the General Partner owned approximately 2,379,316 or approximately 17.2%, of our Listed Shares and 1.53, or 100%, of our voting shares.

        At February 20, 2008, we owned 13,815,388 i-units, representing all of the outstanding i-units and an approximate 14.8% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read "Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence" of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

        For a discussion of other relationships and related transactions as they pertain to the Partnership, please read "Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence" of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management's principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2007	2006
Audit fees(1)	$103,500	$108,640
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$103,500	$108,640

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements.

        Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors, or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority. All services in 2007 and 2006 were approved by the Audit, Finance & Risk Committee.

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
    Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

    b.
    Consolidated Statements of Income for each of the years ended December 31, 2007, 2006 and 2005.

    c.
    Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2007, 2006 and 2005.

    d.
    Consolidated Statements of Cash Flows for each of the years ended December 31, 2007, 2006 and 2005.

    e.
    Consolidated Statements of Financial Position as of December 31, 2007 and 2006.

    f.
    Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2007, 2006 and 2005.

    g.
    Notes to the Consolidated Financial Statements.

  (2)  Financial Statement Schedules.

    All schedules have been omitted because they are not applicable, any required information is shown in the Financial Statements or Notes thereto, or the required information is immaterial.

  (3)  Exhibits.

    Reference is made to the "Index of Exhibits" following the signature page, which is hereby incorporated into this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
	By:	/s/ STEPHEN J.J. LETWIN Stephen J.J. Letwin
Date: February 21, 2008		(Managing Director)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ STEPHEN J.J. LETWIN Stephen J.J. Letwin Managing Director (Principal Executive Officer)	/s/ M.A. MAKI M.A. Maki Vice President—Finance (Principal Financial Officer)
/s/ T.L. MCGILL T.L. McGill President and Director	/s/ S.J. NEYLAND S.J. Neyland Controller
/s/ J.A. CONNELLY J.A. Connelly Director	/s/ M.O. HESSE M.O. Hesse Director
/s/ G.K. PETTY G.K. Petty Director	/s/ D.A. WESTBROOK D.A. Westbrook Director

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

Exhibit Number		Description
3.1		Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management's Registration Statement on Form S-1 filed on May 31, 2002).
3.2		Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.1		Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2		Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3		First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management's Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4		Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5		Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6		General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management's Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7	+	Executive Employment agreement between Stephen J.J. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K dated May 3, 2006).
10.8	+	Executive Employment agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K dated January 28, 2008).
10.9	+	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of the Partnership's Annual Report on Form 10-K filed on March 28, 2003).
14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management's Annual Report on Form 10-K filed on March 12, 2004).
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management's Annual Report on Form 10-K filed on February 25, 2005.)
99.2	*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. and its subsidiary (the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2008

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$32.0	$44.6	$12.0
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	17.0	—	10.3

Income before income tax expense	49.0	44.6	22.3
Income tax expense (Note 6)	17.6	15.9	9.9

Net income	$31.4	$28.7	$12.4

Net income per share, basic and diluted	$2.40	$2.35	$1.10

Weighted average shares outstanding	13.1	12.2	11.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006	2005
	(in millions)
Net income	$31.4	$28.7	$12.4
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $(5.9), $6.9, and $(12.6), respectively	(10.1)	10.9	(19.8)

Comprehensive income (loss)	$21.3	$39.6	$(7.4)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash provided by operating activities
Net income	$31.4	$28.7	$12.4
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(32.0)	(44.6)	(12.0)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(17.0)	—	(10.3)
Due from affiliates	0.5	(0.3)	0.5
Due to affiliates	(0.5)	0.3	(0.5)
Deferred income taxes	17.6	15.9	9.9

Net cash flows from operating activities	—	—	—

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2007	2006
	(in millions)
ASSETS
Due from affiliate	$0.1	$0.6
Investment in Enbridge Energy Partners, L.P.	461.9	428.9

	$462.0	$429.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to affiliate	$0.1	$0.6
Deferred income tax liability (Note 6)	47.9	36.2

	48.0	36.8

Stockholders' equity (Note 3)
Voting shares—unlimited authorized; 1.51 and 1.41 issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Listed shares—unlimited authorized; 13,564,084 and 12,674,147 issued and outstanding at December 31, 2007 and 2006, respectively	547.0	498.6
Accumulated deficit	(99.2)	(82.2)
Accumulated other comprehensive loss	(33.8)	(23.7)

	414.0	392.7

	$462.0	$429.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	For the Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except shares)
Voting shares
Beginning balance	1.41	$—	1.30	$—	1.21	$—
Share dividends (Note 3)	0.10	—	0.11	—	0.09	—

Ending balance	1.51	—	1.41	—	1.30	—

Listed shares
Beginning balance	12,674,147	498.6	11,704,947	454.0	10,902,408	412.5
Share dividends (Note 3)	889,937	48.4	969,200	44.6	802,539	41.5

Ending balance	13,564,084	547.0	12,674,147	498.6	11,704,947	454.0

Accumulated deficit
Beginning balance		(82.2)		(66.3)		(37.2)
Net income		31.4		28.7		12.4
Share dividends (Note 3)		(48.4)		(44.6)		(41.5)

Ending balance		(99.2)		(82.2)		(66.3)

Accumulated other comprehensive loss
Beginning balance		(23.7)		(34.6)		(14.8)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(10.1)		10.9		(19.8)

Ending balance		(33.8)		(23.7)		(34.6)

Total stockholders' equity		$414.0		$392.7		$353.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

        Enbridge Energy Management, L.L.C. referred to herein as "we," "us," "our," the "Company," or "Enbridge Management", is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our Listed Shares ("Listed Shares") are traded on the New York Stock Exchange ("NYSE") under the symbol "EEQ." We are a limited partner of Enbridge Energy Partners, L.P. (the "Partnership") through our ownership of i-units, a special class of the Partnership's limited partner interests. The Partnership's Class A common units are traded on the NYSE under the symbol "EEP." By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., ("the General Partner"), we manage the Partnership's business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. ("Enbridge"), an energy company based in Calgary, Alberta, Canada. The General Partner owns 1.51, or 100 percent, of our voting shares, as well as 2,336,037, or 17.2 percent, of our Listed Shares while the remaining 11,228,047 or 82.8 percent, of our Listed Shares were held by the public at December 31, 2007.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable under the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

Principles of consolidation

        For the years ended December 31, 2006 and 2005, the financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, L.L.C., ("EMS"), on a consolidated basis. All significant intercompany transactions and balances were eliminated in consolidation. In December 2007, EMS was dissolved and we assumed its functions.

Accounting for investment in Enbridge Energy Partners, L.P.

        We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership per a delegation of control agreement. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2007, 2006 and 2005, we owned approximately 14.7 percent, 16.0 percent, and 17.5 percent of the Partnership, respectively.

Gain on issuance of units by Enbridge Energy Partners, L.P.

        We recognize a gain or loss when the Partnership issues additional Class A common units and we do not participate in the issuance, since our ownership interest in the Partnership is diluted. To the extent the new issuance price per unit is greater than or less than our average cost per unit, a gain or loss is recognized. Although our ownership interest in the Partnership is also reduced by the issuance and sale of additional Class C units, we do not recognize a gain or loss when the Partnership issues additional Class C units because they represent convertible securities.

Net income per share

        Both basic and diluted earnings per share are computed based on the weighted-average number of our shares outstanding during each period. We have no securities outstanding that may be converted into or exercised for our shares.

Income taxes

        We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. We recognize deferred income tax assets and liabilities for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. We recognize the tax effects of any uncertain tax positions we have taken as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of the position and all relevant facts, but without considering time values. Changes in tax legislation are included in the relevant computations in the period in which the legislation is enacted. Currently, the only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized.

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

Comprehensive income

        Comprehensive income differs from net income due to the equity in other comprehensive income (loss) of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, most of which are qualified cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, changes in the fair market value of the Partnership's derivative financial instruments result in fluctuations in our comprehensive income, which is reflected as equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.

Comparative Amounts

        Our consolidated statement of financial position at December 31, 2006 and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 include reclassifications that we made to separately present affiliate receivables and payables consistent with our current period presentation. These reclassifications have no effect on our previously reported results of operations, comprehensive income, cash flows, or financial position.

3.    SHARE DISTRIBUTIONS

        Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) voting shares, which represent limited liability company interests with full voting rights, all of which are held by the General Partner. Prior to the October 17, 2002 initial public offering of our Listed Shares, our issued capitalization consisted of cash contributed by the General Partner for one voting share.

        We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to its general partner and the holders of its Class A and B common units. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its Class A and Class B common units, we receive additional i-units under the terms of the Partnership's partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and Class B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares equal the number of i-units that we own in the Partnership.

        The following table sets forth the details regarding our share distributions, as approved by our board of directors for each period in the years ended December 31, 2007, 2006 and 2005.

Dividend Declaration Date	Record Date	Dividend Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2007
October 29	November 6	November 14	$0.950	$52.39	241,589	199,982	41,607
July 27	August 6	August 14	$0.925	$56.55	214,422	177,494	36,928
April 26	May 7	May 15	$0.925	$58.11	205,398	170,024	35,374
January 26	February 6	February 14	$0.925	$51.30	228,528	189,170	39,358

					889,937	736,670	153,267

2006
October 27	November 6	November 14	$0.925	$49.24	233,693	193,446	40,247
July 28	August 4	August 14	$0.925	$44.50	253,310	209,684	43,626
April 27	May 5	May 15	$0.925	$43.43	254,126	210,360	43,766
January 30	February 7	February 14	$0.925	$47.47	228,071	188,792	39,279

					969,200	802,282	166,918

2005
October 26	November 3	November 14	$0.925	$51.28	207,393	171,675	35,718
July 28	August 5	August 12	$0.925	$54.67	191,301	158,355	32,946
April 25	May 4	May 13	$0.925	$50.12	204,865	169,583	35,282
January 24	February 3	February 14	$0.925	$50.68	198,980	164,711	34,269

					802,539	664,324	138,215

        We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $48.4 million, $44.6 million, and $41.5 million as of December 31, 2007, 2006, and 2005, respectively.

4.    GAIN ON ISSUANCES OF UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

        The following table presents the gains we recognized for the dilution of our ownership resulting from the issuances of additional Class A common units. Our ownership is diluted whenever the Partnership issues Class A common units and we do not participate in the offering.

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Dilution Gain(2)
	(in millions, except unit and per unit amounts)
2007:
May	5,300,000	$58.000	$308.0	15.2%	14.3%	$17.0

2006:
No Class A common units were issued in 2006.
2005:
December	136,200	$46.000	$6.2	17.5%	17.5%	$0.2
November	3,000,000	$46.000	134.9	18.4%	17.5%	4.5
February	2,506,500	$49.875	127.5	18.1%	17.3%	5.6

2005 Totals	5,642,700		$268.6			$10.3

(1)
Net of underwriters' fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent General Partner ownership interest in the Partnership.

(2)
Before the effect of income taxes.

5.    RELATED PARTY TRANSACTIONS

        At the time of our initial public offering, we became a limited partner in the Partnership and, pursuant to a delegation of control agreement among us, the General Partner and the Partnership, assumed the management of the Partnership's business and affairs. Pursuant to this agreement, we have assumed substantially all of the General Partner's power and authority to manage the business and affairs of the Partnership and its subsidiaries. The delegation of control agreement provides that we will not amend or propose to amend the Partnership's partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

        Enbridge Employee Services, Inc. ("EES") is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to us, the General Partner, the Partnership, the Partnership's operating partnerships and subsidiaries and other Enbridge affiliates (collectively, the "Group"). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. EES does not include profit or margin on costs charged to the members of the Group. For the periods ending December 31, 2007, 2006 and 2005, all costs from EES incurred by us were charged to the Partnership pursuant to service agreements among us, the General Partner and the Partnership.

6.    INCOME TAXES

        Our long-term deferred income tax liability of $47.9 million and $36.2 million at December 31, 2007 and 2006, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the deferred tax liability.

        The delegation of control agreement with the General Partner was amended effective February 21, 2005. The effect of the amendment is that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we began accruing state income taxes in 2005 in addition to federal income tax. Our income tax expense for 2005 reflects a $1.6 million charge we recorded for cumulative state income taxes on the differences between book and taxable net income.

        The effective income tax rates we used in computing the income tax provisions at December 31, 2007, 2006, and 2005 are presented in the following table:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate	1.5%	1.8%	2.3%

Effective income tax rate	36.5%	36.8%	37.3%

Accounting for Uncertainty in Income Taxes

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We implemented FIN 48 during the first quarter of 2007. Our adoption of FIN 48 did not materially affect our operating results, financial position or cash flows. As of December 31, 2007, we have no liability reported for unrecognized tax benefits.

        Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ending December 2004, December 2005 and December 2006.

7.    SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

        Enbridge Energy Partners, L.P. is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	2007	2006	2005
	(in millions)
Operating revenues	$7,282.6	$6,509.0	$6,476.9
Operating expenses	6,963.8	6,122.1	6,285.0

Operating income	$318.8	$386.9	$191.9

Income from continuing operations	$216.9	$284.9	$89.2
Income from discontinued operations	32.6	—	—

Net income	$249.5	$284.9	$89.2

Current assets	$959.7	$1,009.3	$985.3

Long-term assets	$5,931.9	$4,214.5	$3,443.1

Current liabilities	$1,124.4	$961.6	$971.3

Long-term liabilities	$3,195.7	$2,218.8	$2,093.3

Partners' capital	$2,571.5	$2,043.4	$1,363.8

8.    SUBSEQUENT EVENTS

Share distribution

        On January 28, 2008, our board of directors declared a share distribution payable on February 14, 2008, to shareholders of record as of February 6, 2008, based on the $0.950 per limited partner unit distribution declared by the Partnership. We received 251,302 i-units from the Partnership, which is computed by dividing $0.950, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 251,302 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

9.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per unit amounts)
2007 Quarters
Net income	$3.3	$16.4	$6.4	$5.3	$31.4
Net income per share, basic and diluted	$0.26	$1.26	$0.48	$0.40	$2.40
2006 Quarters
Net income	$8.4	$7.3	$8.5	$4.5	$28.7
Net income per share, basic and diluted	$0.71	$0.60	$0.69	$0.36	$2.35