Form 10-Q
period 2008-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2008-04-29
CIK 1173911

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)
Accelerated Filer ☒	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The Registrant had 13,815,386 Listed Shares outstanding as of April 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

        Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2008.

        In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Enbridge Management" are intended to mean Enbridge Energy Management, L.L.C. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," "could," "should" or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties, and assumptions, see "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A of our quarterly reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2008	2007
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$13.6	$5.2
Gain on issuance of units by Enbridge Energy Partners, L.P.	6.4	—

Income before income tax expense	20.0	5.2
Income tax expense	7.3	1.9

Net income	$12.7	$3.3

Net income per share, basic and diluted	$0.93	$0.26

Weighted average shares outstanding	13.7	12.8

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2008	2007
	(unaudited; in millions)
Net income	$12.7	$3.3
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $1.3 in 2008 and expense of $2.5 in 2007, respectively.	(2.6)	(4.1)

Comprehensive income (loss)	$10.1	$(0.8)

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(unaudited; in millions)
Cash flows from operating activities
Net income	$12.7	$3.3
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(13.6)	(5.2)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(6.4)	—
Due from affiliates.	(0.1)	(0.5)
Due to affiliates.	0.1	0.5
Deferred income taxes	7.3	1.9

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2008	December 31, 2007
	(unaudited; in millions)
ASSETS
Due from affiliate.	$0.2	$0.1
Investment in Enbridge Energy Partners, L.P.	478.0	461.9

	$478.2	$462.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to affiliate	$0.2	$0.1
Deferred income tax liability	53.9	47.9

	54.1	48.0

Stockholders' equity
Voting shares—unlimited authorized; 1.54 and 1.51 issued and outstanding in 2008 and 2007	—	—
Listed shares—unlimited authorized; 13,815,386 and 13,564,084 issued and outstanding in 2008 and 2007	559.9	547.0
Accumulated deficit	(99.4)	(99.2)
Accumulated other comprehensive loss	(36.4)	(33.8)

	424.1	414.0

	$478.2	$462.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

        Enbridge Energy Management, L.L.C. is referred to herein as "we," "us," "our," the "Company" or "Enbridge Management." We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2008 and December 31, 2007; and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the three month periods ended March 31, 2008 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Our financial statements for the three months ended March 31, 2008 do not include the accounts of Enbridge Management Services, L.L.C., on a consolidated basis, because this entity was dissolved in December 2007.

2. SHARE DISTRIBUTION

        Our authorized capital structure consists of two classes of interests: (1) Listed Shares, representing limited liability company interests with limited voting rights, and (2) Voting Shares, representing limited liability company interests with full voting rights.

        The following table sets forth the share distributions, as approved by our Board of Directors during 2008:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
January 28, 2008	February 14, 2008	February 6, 2008	$0.950	$51.28	251,302	208,022	43,280

        On April 28, 2008, our Board of Directors declared a share distribution payable on May 15, 2008, to shareholders of record as of May 7, 2008, based on the $0.950 per common unit distribution declared by Enbridge Energy Partners, L.P. (the "Partnership"). The Partnership's distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), in respect of these additional i-units.

        During the three months ended March 31, 2008, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our shareholders of $12.9 million, which increased our accumulated deficit.

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

        In March 2008, the Partnership issued and sold 4.6 million Class A common units at $49.00 per unit, for proceeds of approximately $217.2 million, net of underwriters' discounts, commissions and expenses. Since we did not participate in the offering, our ownership interest in the Partnership was reduced from 14.8 percent, immediately prior to the issuance, to 14.1 percent following the issuance. As a result, we recognized a dilution gain of $6.4 million, since the per unit issuance price was greater than our average cost per i-unit.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended March 31,
	2008	2007
	(unaudited; in millions)
Operating revenue	$2,435.3	$1,712.7
Operating expenses	2,303.0	1,648.6

Operating income	$132.3	$64.1

Net income	$103.1	$39.1

        We owned approximately 14.1 percent and 16.2 percent of the Partnership at March 31, 2008 and 2007, respectively.

Item 2.    Management's Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributed to the i-units we own. At March 31, 2008 and 2007, through ownership of i-units, we held an approximate 14.1 percent and 16.2 percent limited partner interest in the Partnership, respectively. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the "General Partner" of the Partnership), a subsidiary of Enbridge Inc. ("Enbridge"). Accordingly, we use the equity method to account for our investment and record earnings equal to our percentage ownership interest in the Partnership's net income allocable to its limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

        The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Partnership's Form 10-Q for the quarterly period ended March 31, 2008, is hereby incorporated by reference, as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

        The following table presents the Partnership's allocation of net income to the General Partner and limited partners for the periods presented.

	Three months ended March 31,
	2008	2007
	(unaudited; in millions)
Net income of the Partnership	$103.1	$39.1
Less: net income allocated to the General Partner	(11.3)	(7.7)

Net income allocated to limited partners	$91.8	$31.4

        Our net income of $12.7 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, represents our equity in earnings of the Partnership attributable to the i-units we own, plus the dilution gain from the Partnership's March 2008 issuance of Class A common units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 36.6% and 36.8% for the three months ended March 31, 2008 and 2007, respectively, applied to our share of the earnings of the Partnership for the respective periods. Our earnings increased by $9.4 million for the three months ended March 31, 2008, from the $3.3 million we earned in the comparable period of 2007. The increase is primarily due to higher equity income associated with our investment in the Partnership, coupled with $6.4 million of dilution gains we recognized from the Partnership's sale in March 2008 of its Class A common units.

        In March 2008, the Partnership issued and sold 4.6 million Class A common units at $49.00 per unit, for proceeds of approximately $217.2 million, net of underwriters' discounts, commissions and expenses. Since we did not participate in the offering, our ownership interest in the Partnership was reduced from 14.8 percent, immediately prior to the issuance, to 14.1 percent following the issuance. As a result, we recognized a dilution gain of $6.4 million, since the per unit issuance price was greater than our average cost per i-unit.

        Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of shares outstanding during the period. We do not have any securities outstanding that may be converted into or exercised for our shares.

INCOME TAXES

        Our income tax expense of $7.3 million for the three months ended March 31, 2008, is $5.4 million greater than the $1.9 million we incurred for the three months ended March 31, 2007. The increase in income tax expense is due to the increase in our taxable income associated with greater equity income from our investment in the Partnership, coupled with $6.4 million of dilution gains we recognized from the Partnership's sale in March 2008 of its Class A common units. We computed our income tax expense for the three months ended March 31, 2008 by applying a 36.6% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.6%. For the three months ended March 31, 2007, we applied an effective income tax rate of 36.8% to our pre-tax income, representing a 35.0% federal statutory rate and a 1.8% effective state income tax rate (before the impact of a decrease to the state tax rate on the cumulative differences between book and taxable net income).

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which are owned by the General Partner. At March 31, 2008, our issued capitalization consisted of cash contributed by the General Partner in exchange for its voting shares, and $559.9 million associated with the 13,815,386 of our Listed Shares outstanding.

        The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership's Class A and B common units will receive distributions from the Partnership in cash. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its Class A and B common units, we receive additional i-units under the terms of the Partnership's partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange, or NYSE, as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares equals the number of i-units that we own in the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

        For a discussion of these matters as they pertain to the Partnership, please read the information set forth under "Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk," in the Partnership's Form 10-Q for the quarterly period ended March 31, 2008, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.    Controls And Procedures

        We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2008.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition.

Item 1A.    Risk Factors

        There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.    Exhibits

        Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: April 29, 2008	By:	/s/ STEPHEN J.J. LETWIN Stephen J.J. Letwin Managing Director (Principal Executive Officer)
Date: April 29, 2008	By:	/s/ MARK A. MAKI Mark A. Maki Vice President, Finance (Principal Financial Officer)

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
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Enbridge Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.