Form 10-Q
period 2008-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2008-10-31
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        The Registrant had 14,355,598 Listed Shares outstanding as of October 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

        Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended September 30, 2008.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$15.4	$9.9	$36.1	$24.1
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	—	6.4	17.0

Income before income tax expense	15.4	9.9	42.5	41.1
Income tax expense	5.9	3.5	15.8	15.0

Net income	$9.5	$6.4	$26.7	$26.1

Net income per share, basic and diluted	$0.67	$0.48	$1.91	$2.01

Weighted average shares outstanding	14.2	13.2	14.0	13.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited; in millions)
Net income	$9.5	$6.4	$26.7	$26.1
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $(13.4), $0, $(3.5) and $2.2, respectively	23.6	(0.2)	6.1	(3.9)

Comprehensive income	$33.1	$6.2	$32.8	$22.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(unaudited; in millions)
Cash flows from operating activities
Net income	$26.7	$26.1
Adjustments to reconcile net income to cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(36.1)	(24.1)
Gain on issuance of units by Enbridge Energy Partners, L.P.	(6.4)	(17.0)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	(0.1)	0.4
Due to affiliates	0.1	(0.4)
Deferred income taxes	15.8	15.0

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2008	December 31, 2007
	(unaudited; dollars in millions)
ASSETS
Due from affiliates	$0.2	$0.1
Investment in Enbridge Energy Partners, L.P.	514.0	461.9

	$514.2	$462.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to affiliates	$0.2	$0.1
Deferred income tax liability	67.2	47.9

	67.4	48.0

Commitments and contingencies
Stockholders' equity
Voting shares-unlimited authorized; 1.60 and 1.51 issued and outstanding in 2008 and 2007	—	—
Listed shares-unlimited authorized; 14,355,598 and 13,564,084 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	586.9	547.0
Accumulated deficit	(112.4)	(99.2)
Accumulated other comprehensive loss	(27.7)	(33.8)

	446.8	414.0

	$514.2	$462.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

        Enbridge Energy Management, L.L.C. is referred to herein as "we," "us," "our," the "Company" or "Enbridge Management." We are a limited partner of Enbridge Energy Partners, L.P. (the "Partnership"), through our ownership of i-units, a special class of the Partnership's limited partner interests. We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at September 30, 2008 and December 31, 2007; our results of operations for the three and nine month periods ended September 30, 2008 and 2007; and our cash flows for the nine month periods ended September 30, 2008 and 2007. Our results of operations for the three and nine month periods ended September 30, 2008 should not be taken as indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our results of operations, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership. As a result, you should also read these interim consolidated financial statements in conjunction with the Partnerships' consolidated financial statements and notes thereto presented in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the Partnerships' interim consolidated financial statements presented on Form 10-Q for the quarter ended September 30, 2008.

2. SHARE DISTRIBUTION

        Our authorized capital structure consists of two classes of interests: (1) Listed Shares, representing limited liability company interests with limited voting rights, and (2) Voting Shares, representing limited liability company interests with full voting rights.

        The following table sets forth our share distributions, as approved by our Board of Directors during 2008:

Dividend Declaration Date	Dividend Payment Date	Record Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
July 28, 2008	August 14, 2008	August 6, 2008	$0.990	$48.92	284,752	235,711	49,041
April 28, 2008	May 15, 2008	May 7, 2008	$0.950	$51.38	255,460	211,464	43,996
January 28, 2008	February 14, 2008	February 6, 2008	$0.950	$51.28	251,302	208,022	43,280

        During the nine months ended September 30, 2008, we had non-cash operating activities in the form of distributions from the i-units and corresponding non-cash financing activities in the form of share distributions to our shareholders of $39.9 million, which increased our accumulated deficit.

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

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited; in millions)
Operating revenue	$2,812.7	$1,710.9	$8,180.2	$5,162.3
Operating expenses	2,641.0	1,609.3	7,766.7	4,905.7

Operating income	$171.7	$101.6	$413.5	$256.6

Net income	$119.4	$77.3	$281.3	$185.0

        We owned approximately 14.5 percent of the Partnership at September 30, 2008 and 2007.

5. SUBSEQUENT EVENTS

        On October 30, 2008, our Board of Directors declared a share distribution payable on November 14, 2008, to shareholders of record as of November 6, 2008, based on the $0.990 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership, in respect of these additional i-units.

Item 2.    Management's Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

        Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P. (the "Partnership") attributed to the i-units we own. At September 30, 2008 and 2007, through our ownership of i-units, we held an approximate 14.5 percent limited partner interest in the Partnership. We manage the Partnership on behalf of Enbridge Energy Company, Inc. (the "General Partner" of the Partnership), a subsidiary of Enbridge Inc. ("Enbridge"). Accordingly, we use the equity method to account for our investment and record earnings equal to our percentage ownership interest in the Partnership's net income allocable to its limited partners. Our percentage ownership will change over time, as the number of i-units we own becomes a different percentage of the total outstanding units of the Partnership.

        The information set forth under "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Partnership's Form 10-Q for the quarterly period ended September 30, 2008, is hereby incorporated by reference, as our results of operation, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership.

        The following table presents the Partnership's allocation of net income to the General Partner and limited partners for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited; in millions)
Net income of the Partnership	$119.4	$77.3	$281.3	$185.0
Less: net income allocated to the General Partner	14.1	9.4	35.8	26.4

Net income allocated to limited partners	$105.3	$67.9	$245.5	$158.6

        Our net income represents our equity earnings of the Partnership attributable to the i-units we own and the dilution gains we recognized from the Partnership's Class A common unit issuances, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 36.6% and 36.8% for the three and nine month periods ended September 30, 2008 and 2007, respectively, applied to our share of earnings of the Partnership for the respective periods.

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

        Our net income increased by $3.1 million to $9.5 million for the three months ended September 30, 2008, from the $6.4 million we earned during the same period of 2007. The increase in net income is primarily attributable to higher equity income from our investment in the Partnership, due to the increase in the net income of the Partnership.

        For the nine months ended September 30, 2008, our net income increased by $0.6 million to $26.7 million from the $26.1 million we earned in the same period of 2007. The increase in net income is primarily attributable to higher equity income from our investment in the Partnership partially offset by lower dilution gains on the sale of Class A common units recognized for the nine months ended September 30, 2008, as compared to the same period for 2007.

        In May 2007, the Partnership issued and sold 5.3 million Class A common units at $58.00 per unit, for proceeds of approximately $301.9 million, net of underwriters' discounts, commissions and expenses. Additionally, in April 2007, the Partnership sold approximately 5.9 million Class C units in a private transaction to three institutional investors at a price of $53.11 per unit. As a result of these transactions, our percentage ownership interest in the Partnership declined from approximately 16.2 percent at March 31, 2007 to 14.3 percent at June 30, 2007. We recognized a dilution gain of $17.0 million for the Class A common unit issuance, since the per unit issuance price was greater than our average cost per unit. Although our ownership interest in the Partnership was also reduced by the issuance of Class C units, applicable accounting guidance precluded us from recognizing dilution gains when the Partnership issued Class C units because they represent convertible securities.

        Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of shares outstanding during the period. We do not have any securities outstanding that may be converted into or exercised for our shares.

INCOME TAXES

        Our income tax expense of $5.9 million and $15.8 million for the three and nine month periods ended September 30, 2008, is $2.4 million and $0.8 million more than the $3.5 million and $15.0 million we incurred for the three and nine months ended September 30, 2007. The increase in our income tax expense for the three and nine month periods ended September 30, 2008 from the same periods in 2007 is primarily attributable to the increase in our equity income from our investment in the Partnership, partially offset by lower dilution gains recognized for the nine month period ended September 30, 2008.

        We computed our income tax expense for the three and nine month periods ended September 30, 2008 by applying a 36.6% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.6%. For the three and nine month periods ended September 30, 2007, we applied an effective income tax rate of 36.8% to our pre-tax income, representing a 35.0% federal statutory rate and a 1.8% effective state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our Voting Shares, representing limited liability company interests with full voting rights, which are owned by the General Partner. At September 30, 2008, our issued capitalization consisted of cash contributed by the General Partner in exchange for its Voting Shares, and $586.9 million associated with the 14,355,598 of our Listed Shares outstanding.

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

SUBSEQUENT EVENTS

        On October 30, 2008, our Board of Directors declared a share distribution payable on November 14, 2008, to shareholders of record as of November 6, 2008, based on the $0.990 per common unit distribution declared by the Partnership. The Partnership's distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average market price of one of our Listed Shares as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc, in respect of these additional i-units.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

        For a discussion of these matters as they pertain to the Partnership, please read the information set forth under "Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk," in the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.    Controls And Procedures

        Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2008.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
Date: October 31, 2008	By:	/s/ STEPHEN J.J. LETWIN Stephen J.J. Letwin Managing Director (Principal Executive Officer)
Date: October 31, 2008	By:	/s/ MARK A. MAKI Mark A. Maki Vice President—Finance (Principal Financial Officer)

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
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.