Form 10-K
period 2008-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2009-02-19
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s Listed Shares held by non-affiliates of the Registrant was $595,217,614 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 18, 2009, the Registrant has 15,247,547 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2008

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Management, L.L.C. to control or predict. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

i

PART I

Item 1.    Business

OVERVIEW

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. Our shares, representing limited liability company interests, which we refer to as our Listed Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “EEQ.” References to our “shares” in this Annual Report mean, collectively, our Listed Shares and our voting shares.

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P. (the “Partnership”), through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which together with the Class B common units we refer to as common units. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc. (the “General Partner”), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company located in Calgary, Alberta, Canada that we refer to herein as Enbridge.

As of December 31, 2008 and 2007, we owned an approximate 12.7 percent and 14.7 percent limited partnership interest of the Partnership, respectively. At December 31, 2008, the General Partner owned 1.64 (100 percent) of our voting shares, as well as 2,542,526 (17.2 percent) of our Listed Shares, while the remaining 12,220,527 (82.8 percent) Listed Shares were held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Partnership’s 10-K”).

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see “Information Regarding Forward-looking Statements” and “Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Item 1A of Part I, “Risk Factors”, of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

RISKS RELATED TO OUR BUSINESS

Because our only assets are the i-units issued by the Partnership to us, our results of operations, financial condition and cash flows depend solely on our management and the performance of the Partnership.

We are a limited partner of the Partnership and our only assets are the i-units that the Partnership has issued to us. As a result, our results of operations, financial condition and cash flows depend entirely on the Partnership’s results of operations, financial condition and cash flows. The risks and uncertainties that affect the Partnership, its results of operations, financial condition and cash flows also affect us and the value of the Listed Shares that you own.

The distributions of additional shares that we make to our shareholders depend on the amount of cash that the Partnership distributes to the holders of its Class A and B common units.

When the Partnership makes a cash distribution to the holders of its Class A and B common units, we distribute to each holder of our shares that fraction of a share determined by dividing the amount of the cash distribution paid by the Partnership with respect to each common unit by the average market price of one of our Listed Shares. Therefore, if the Partnership decreases the cash distributions that it pays to the holders of its common units, the value of the distributions of additional shares that we make to our shareholders will decrease as well.

Our board of directors may establish cash reserves at the Partnership that it believes are necessary to fund the Partnership’s future operating and capital expenditures, provide for the proper conduct of its business, comply with applicable laws or agreements to which the Partnership is a party, or provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution by the Partnership to the holders of its common units and, consequently, the value of the distributions of additional shares that we make to our shareholders.

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

The Partnership may issue additional common units or other classes of units, and we may issue additional shares, any of which would dilute your ownership interest.

The Partnership’s issuance of additional common units or other classes of units or our issuance of shares, other than our quarterly distributions to you, may have the following effects:

•	the amount available for distributions on each share may decrease;

•	the relative voting power of each previously outstanding share may decrease; and

•	the market price of the Listed Shares may decline.

Additionally, the public sale by the General Partner of a significant portion of the Class B common units that it currently owns could reduce the market price of the Class A common units and, indirectly, the market price of our shares. The Partnership’s partnership agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or one of its affiliates. A public sale of the Class B common units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its Class B common units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the market for our shares.

The Partnership also has Class C units outstanding that receive additional Class C units each time the Partnership makes cash distributions on its common units. The holders of the Class C units receive additional Class C units equal to the quarterly cash distribution per unit the Partnership makes on its common units divided by the average market price of a Class A common unit as listed on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for the Partnership’s Class A common units multiplied by the number of Class C units outstanding on the record date. After August 2009, the holders of the Class C units may request that the Class C units be converted into Class A common units which could absorb some of the trading demand for the then outstanding Class A common units, which indirectly could reduce the market price of our shares. Additionally, the holders of the Class C units may sell their units in private transactions at any time, which could have a similar effect on the market for outstanding Class A common units, and indirectly, the market for our shares.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

Under the delegation of control agreement, the General Partner has delegated to us management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner under the Partnership’s partnership agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the U.S. federal securities laws, for which indemnification may be against public policy.

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

If the Partnership were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its income at the corporate tax rate, which currently is a maximum of 35%, and such treatment also may subject the Partnership to state income taxes at varying rates. Additional taxes imposed on the Partnership as a result of being treated as a corporation could substantially reduce the amount of cash available for distribution to the holders of its common units, which in turn could reduce the value of the i-units we own and the value of your shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would a taxable distribution to us.

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

RISKS ARISING FROM OUR ORGANIZATIONAL STRUCTURE AND RELATIONSHIPS WITH ENBRIDGE, THE GENERAL PARTNER, AND THE PARTNERSHIP

Our shares are subject to purchase provisions that could result in your having to sell your shares at a time or price that may be unfavorable to you.

If Enbridge were to exercise any of its rights to purchase our shares that are held by you, you would be required to sell your shares for cash at a time or price that may be undesirable, and you could receive an amount of cash that is less than the amount that you paid for your shares. Any such sale would be taxable for U.S. federal income tax purposes, and you would recognize a gain or loss equal to the difference between the amount of cash received and your tax basis in the shares sold.

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

A person or group owning 20% or more of the aggregate number of issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote the common units or shares, which could reduce the possibility that you would receive a premium for your shares in a hostile takeover.

A person or group owning 20 percent or more of the aggregate number of issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote its common units or shares, which could reduce the possibility that you would receive a premium for your shares in a hostile takeover. This limitation may:

•	discourage a person or group from attempting to take over control of us or the Partnership; and

•	reduce the price at which our shares will trade under certain circumstances.

For example, this limitation could have the result of discouraging a third-party from attempting to remove the general partner of the Partnership and take over our management of the Partnership and take over our management of the Partnership by making a tender offer for the common units at a price above their trading market price.

The terms of our shares may be changed in ways you may not like, because our board of directors will have the power to change the terms of our shares in ways our board determines, in its sole discretion, are not materially adverse to you.

As an owner of our shares, you may not like the changes, if any, to the terms of our shares made by our board of directors, and you may disagree with our board’s determination that the changes are not materially adverse to you as a shareholder. If you should disagree with our board’s decisions, your recourse will be limited because our limited liability company agreement gives broad latitude and discretion to our board of directors and eliminates or reduces many of the fiduciary duties that our board of directors otherwise would owe to you.

Our limited liability company agreement limits the fiduciary duties that our directors owe to our shareholders and restricts the remedies available to our shareholders for actions taken by our board of directors that might otherwise constitute a breach of a fiduciary duty.

Our limited liability company agreement contains provisions that modify the fiduciary duties that our board of directors otherwise would owe to our shareholders under state fiduciary duty law. For example, our limited liability company agreement:

•

permits our board of directors to make a number of decisions, including the determination of which factors it will consider in resolving conflicts of interest, in its “sole discretion,” which entitles our board of directors to consider only the interests and factors that it desires, with no duty or obligation to give consideration to any interest of, or factors affecting, us, our affiliates or any shareholder;

•	provides that Enbridge, its affiliates, and their respective officers and directors, who in most cases are also our officers and directors, are not required to offer us any business opportunities; and

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2008 Quarters
High	$53.23	$53.30	$51.53	$42.28
Low	$46.58	$50.23	$40.96	$22.81
2007 Quarters
High	$54.29	$60.16	$58.54	$55.99
Low	$47.35	$52.00	$48.32	$48.70

On February 18, 2009, the last reported sales price of the Listed Shares on the NYSE was $28.24. As of February 13, 2009, there were approximately 11,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2008 and 2007.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2008
October 30	November 6	November 14	$0.990	$34.88	407,455	337,282	70,173
July 28	August 6	August 14	0.990	48.92	284,752	235,711	49,041
April 28	May 7	May 15	0.950	51.38	255,460	211,464	43,996
January 28	February 6	February 14	0.950	51.28	251,302	208,022	43,280

					1,198,969	992,479	206,490

2007
October 29	November 6	November 14	$0.950	$52.39	241,590	199,983	41,607
July 27	August 6	August 14	0.925	56.55	214,422	177,494	36,928
April 26	May 7	May 15	0.925	58.11	205,398	170,024	35,374
January 26	February 6	February 14	0.925	51.30	228,528	189,170	39,358

					889,938	736,671	153,267

In 2008 and 2007, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $54.2 million and $48.4 million, respectively.

On January 30, 2009, our board of directors declared a share distribution payable on February 13, 2009, to shareholders of record as of February 5, 2009, based on the $0.990 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of i-units we received from the Partnership on February 13, 2009 was 484,494.

The total i-units distributed to us was computed by dividing $0.990, the cash amount distributed per common unit, by $30.17, the average closing price of the Listed Shares on the NYSE for the ten consecutive trading days prior to the ex-dividend date, multiplied by 14,763,055, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

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

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$51.8	$32.0	$44.6	$12.0	$21.6
Gain (Loss) on issuance of units by Enbridge Energy Partners, L.P.	(13.3)	17.0	—	10.3	7.2
Income tax expense	(14.3)	(17.6)	(15.9)	(9.9)	(10.1)

Net income	$24.2	$31.4	$28.7	$12.4	$18.7

Basic and diluted earnings per share	$1.72	$2.40	$2.35	$1.10	$1.78

Weighted average shares outstanding	14.1	13.1	12.2	11.3	10.5

Equivalent distribution value per share(1)	$3.88	$3.725	$3.70	$3.70	$3.70

Number of additional shares distributed	1.20	0.89	0.97	0.80	0.84

Total assets at December 31	$544.4	$462.0	$429.5	$366.5	$376.6

(1)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our consolidated financial statements included in this Annual Report beginning on page F-1, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for U.S. federal income tax purposes. Our sole investment is all of a special class of units issued by the Partnership, referred to as “i-units,” representing limited partner interests in the Partnership. The General Partner owns all of our voting shares and is an indirect, wholly-owned subsidiary of Enbridge.

By agreement with the Partnership and the General Partner, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2008, 2007 and 2006, through our ownership of i-units, we had an approximate 12.7 percent, 14.7 percent and 16.0 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Net income of the Partnership	$403.2	$249.5	$284.9
Less: net income allocated to the General Partner	(50.7)	(37.7)	(30.9)

Net income allocated to limited partners	$352.5	$211.8	$254.0

Our net income of $24.2 million, $31.4 million and $28.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, represents equity in earnings attributable to the i-units that we own, plus or minus the gain or loss we recognize for adjustments the Partnership makes to its capital accounts when it issues additional common units reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.1% in 2008, 35.9% in 2007, and 35.7% in 2006, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2008 compared with year ended December 31, 2007

Our earnings decreased by $7.2 million from 2007 to 2008, primarily due to $13.3 million of pre-tax net losses we recognized during 2008 for adjustments the Partnership makes to its capital accounts when it issues additional common units. We refer to these adjustments the Partnership makes to its capital accounts as capital account adjustments. During 2007 we recognized $17.0 million of pre-tax gains from capital account adjustments recorded by the Partnership upon its issuance of additional common units.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We recognize the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our consolidated statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership. Beginning January 1, 2009, upon our adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS No. 160”), we will record these capital account adjustments directly in “Stockholders’ equity” on our consolidated statements of financial position.

The $13.3 million of pre-tax net losses recognized in 2008 for capital account adjustments is comprised of a $19.7 million reduction to our capital account associated with the December 2008 Class A common unit issuance by the Partnership, partially offset by a $6.4 million increase to our capital account resulting from the March 2008 Class A common unit issuance. Similarly, in 2007 we recognized $17.0 million of gains in connection with the capital account adjustment resulting from the Partnership’s May 2007 issuance of its Class A common units. The decrease in our 2008 earnings caused by the net capital adjustment losses was partially offset by $19.8 million more of equity income we recognized from our investment in the Partnership for the year ended December 31, 2008 as compared to the same period in 2007.

The following table presents the Partnership’s 2008 Class A common unit issuances, our ownership percentage in the Partnership before and subsequent to each issuance as well as the gain or loss we recognized from the capital account adjustments recorded by the Partnership.

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Gain (Loss) Recognized(2)
	(in millions, except units and per unit amounts)
2008:
December	16,250,000	$30.760	$509.8	14.7%	12.7%	$(19.7)
March	4,600,000	49.000	221.8	14.8%	14.1%	6.4

2008 Totals	20,850,000		$731.6			$(13.3)

(1)

Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner ownership interest in the Partnership.

(2)	Before the effect of income taxes.

Both basic and diluted earnings per share are calculated by dividing our net income by our weighted-average number of outstanding shares during the period. Earnings per share was $1.72 for the year ended December 31, 2008 as compared with $2.40 for the year ended December 31, 2007. The decrease in earnings per share from 2007 to 2008 is primarily attributable to the $13.3 million of net capital account adjustment losses we recognized for the year ended December 31, 2008, partially offset by the higher equity income from our investment in the Partnership discussed above. We do not have any securities outstanding that may be converted into or exercised for our shares.

Year ended December 31, 2007 compared with year ended December 31, 2006

Our earnings increased by $2.7 million from 2006 to 2007, primarily due to the $17.0 million of capital account adjustment gains we recognized from the Partnership’s sale in May 2007 of its Class A common units, which were not present in 2006. This increase is partially offset by lower equity income from our investment in the Partnership that is the result of two factors: (i) net income allocated to the limited partners was lower due to non-cash mark-to-market losses that occurred during 2007 compared with gains that occurred during 2006 on derivative financial instruments held by the Partnership to hedge its commodity price exposure; and (ii) issuances of Class A common units and Class C units that have reduced our percentage ownership interest in the net income allocated to limited partners.

In May 2007, the Partnership issued and sold 5.3 million Class A common units at $58.00 per unit, for proceeds of approximately $301.9 million, net of underwriters’ discounts, commissions and expenses. Additionally, in April 2007, the Partnership sold approximately 5.9 million Class C units in a private transaction to three institutional investors at a price of $53.11 per unit. As a result of these transactions, our percentage ownership interest in the Partnership declined from approximately 16.2 percent at March 31, 2007 to 14.3 percent at June 30, 2007. We recognized a capital account adjustment gain of $17.0 million for the Class A common unit issuance, since the per unit issuance price was greater than our average cost per unit. Our capital accounts as maintained by the Partnership are not similarly adjusted upon the issuance and sale of additional Class C units since these units are convertible to Class A common units. As a result we do not recognize a gain or loss upon the issuance of Class C units.

Earnings per share was $2.40 for the year ended December 31, 2007 as compared with $2.35 for the year ended December 31, 2006. The increase in earnings per share from 2006 to 2007 is primarily attributable to the $17.0 million of gains we recognized partially offset by the lower equity income from our investment in the Partnership discussed above. We do not have any securities outstanding that may be converted into or exercised for our shares.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2008, our issued capitalization consisted of $601.2 million associated with our 14,763,053 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of Partnership’s partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange (“NYSE”) as determined for a 10-trading day period ending on the trading day immediately prior to the ex- dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge (the ultimate parent company of the General Partner) for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

Pursuant to a delegation of control agreement with the General Partner, the Partnership has agreed to reimburse us and Enbridge Management Services, L.L.C., our wholly-owned subsidiary, (“EMS”), for any direct and indirect expenses we or EMS incur to the same extent as it does with respect to the General Partner as general partner, including certain tax expenses. In December 2007, EMS was dissolved, and therefore, we perform the functions previously performed by EMS.

The amended delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. The effective tax rate we have used in computing the income tax provision in 2008 is 37.1%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.1%.

Our income tax expense of $14.3 million for the year ended December 31, 2008, is $3.3 million less than the $17.6 million we incurred for the same period in 2007. The decrease in income tax expense was due to the decrease in taxable income primarily associated with the $13.3 million of net losses we recognized from the Partnership’s 2008 Class A common unit issuances, offset by increases in equity income from the Partnership.

Our income tax expense of $17.6 million for the year ended December 31, 2007, is $1.7 million greater than the $15.9 million we incurred for the same period in 2006. The increase in income tax expense was due to the increase in taxable income primarily associated with the $17.0 million of gains we recognized from the Partnership’s sale of its Class A common units in May 2007, offset by decreases in equity income from the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On January 30, 2009, our board of directors declared a share distribution payable on February 13, 2009, to shareholders of record as of February 5, 2009, based on the $0.990 per limited partner unit distribution declared by the Partnership. We received 484,494 i-units from the Partnership, which is computed by dividing $0.990, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 401,053 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

Our share distributions are dependent upon the cash distribution declarations of the Partnership. In the near-term the Partnership’s distribution is not expected to grow due to prevailing economic conditions that have limited access to the capital markets coupled with depressed commodity prices. In the event current economic conditions continue for an extended period of time, or worsen, the Partnership may decrease the amount of cash distributions it declares, which in turn would reduce our share distributions.

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

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2008, 2007, and 2006, we owned approximately 12.7 percent, 14.7 percent, and 16.0 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

Gain or Loss on Issuance of Common Units by Enbridge Energy Partners, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. We recognize the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our consolidated statement of income. The capital accounts as maintained by the Partnership are not similarly adjusted upon the issuance and sale of additional Class C units as set forth in the Partnership agreement and as a result we do not recognize a gain or loss when the Partnership issues additional Class C units. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership. Beginning January 1, 2009, upon our adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS No. 160”), we will record these capital account adjustments directly in “Stockholders’ equity” on our consolidated statements of financial position.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

For a discussion of these matters as they pertain to the Partnership, please read “Part II, Item 7A.” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, beginning on page F-1 of this Report, are hereby incorporated by reference.

The financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 in “Part II, Item 8,” which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Exchange Act. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended December 31, 2008, that would materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, beginning on page F-2.

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

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	66	Director and Chairman of the Board
Jeffrey A. Connelly	62	Director
George K. Petty	67	Director
Dan A. Westbrook	56	Director
Stephen J.J. Letwin	53	Managing Director and Director
Terrance L. McGill	54	President and Director
Stephen J. Wuori	51	Executive Vice President—Liquids Pipelines and Director
Officers:
Richard L. Adams	44	Vice President—U.S. Engineering and Project Execution, Liquids Pipelines
E.Chris Kaitson	52	Vice President—Law and Deputy General Counsel
Douglas V. Krenz	57	Vice President
John A. Loiacono	46	Vice President—Commercial Activities
Mark A. Maki	44	Vice President—Finance
Al Monaco	49	Executive Vice President—Major Projects
Stephen .J. Neyland	41	Controller
Kerry C. Puckett	47	Vice President—Engineering and Operations, Gathering and Processing
Jonathan N. Rose	41	Treasurer
Allan M. Schneider	50	Vice President—Regulated Engineering and Operations, Gathering and Processing
Bruce A. Stevenson	53	Corporate Secretary
Leon A. Zupan	53	Vice President—Liquids Pipelines Operations

Martha O. Hesse was elected as Chairman of the Board in May 2007 and as a director of the General Partner and Enbridge Management in March 2003 and serves as a member of the Audit, Finance & Risk Committee. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989. Ms. Hesse also served as Senior Vice President, First Chicago Corporation and Assistant Secretary for Management and Administration, U.S. Department of Energy. She is a private investor and currently serves as a director of AMEC plc, Mutual Trust Financial Group, and Terra Industries, Inc.

Jeffrey A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive

Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001. Mr. Connelly is a business consultant providing executive management consulting services.

George K. Petty was elected a director of the General Partner in February 2001 and Enbridge Management upon its formation and serves on the Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty retired in 1994 from AT&T Corporation as a Vice-President after 25 years of service. He currently serves on the Board of Directors of FuelCell Energy Corporation.

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee. In 2008 he joined the Board of Directors of the Carrie Tingley Hospital Foundation. From May 2007 until August 2008 he has served on the Board of Directors of Synenco Energy Inc. where he was a member of the their Audit & Risk and Finance Committees, until being acquired by Total E&P Canada. From January 2006 until May 2008, he served on the Board of Directors of Knowledge Systems Inc., a privately held U.S. company prior to its acquisition by Halliburton. From 2001 to 2005 Mr. Westbrook served as President of BP China Gas, Power & Upstream and Vice-Chairman of the Board of Directors of Dapeng LNG, a Sino joint venture between BP subsidiaries and other Chinese companies. From 1999 to 2001 Mr. Westbrook was the Associate President with BP in Argentina. Prior to that he held executive positions with BP in Houston, Russia, Chicago, and The Netherlands.

Stephen J.J. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006, and is also Executive Vice President, Gas Transportation & International of Enbridge. Prior to his election he served Enbridge, the indirect parent of our General Partner, as Group Vice President, Gas Strategy & Corporate Development from April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services from September 2000.

Terrance L. McGill was elected President of the General Partner and Enbridge Management in May 2006. Mr. McGill previously served as Vice President, Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

Stephen J. Wuori was elected a director of the General Partner and Enbridge Management in January 2008 and is also the Executive Vice President of Liquids Pipelines for the General Partner and Enbridge Management. Mr. Wuori holds similar responsibilities with Enbridge. He was previously Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

Richard L. Adams was elected Vice President, U.S. Engineering and Project Execution, Liquids Pipelines of the General Partner and Enbridge Management in June 2007 prior to which he was Vice President, Operations and Technologies from April 2003. Prior to April 2003, he was Director of Technology & Operations for the General Partner and Enbridge Management from 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Colombia from 1997 to 2001.

E.Chris Kaitson was elected Vice President, Law and Deputy General Counsel of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that he was Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until acquired by Enbridge in May 2001.

Douglas V. Krenz was elected Vice President of the General Partner and Enbridge Management in January 2005. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

John A. Loiacono was elected Vice President, Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources in February 2000 as an Asset Optimizer.

Mark A. Maki was elected Vice President, Finance of the General Partner and Enbridge Management in July 2002. Prior to that time, he served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Al Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and holds similar responsibilities with Enbridge. Prior to that Mr. Monaco was President of Enbridge Gas Distribution Inc. from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation in April 2003.

Stephen J. Neyland was elected Controller of the General Partner and Enbridge Management effective September 2006. Prior to his election he served as Controller, Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005, and in other managerial roles in Finance and Accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

Kerry C. Puckett was elected Vice President, Engineering and Operations, Gathering and Processing of the General Partner and Enbridge Management in October 2007. Prior to his election he served as General Manager of Engineering and Operations from 2004 and Manager of Operations from 2002 to 2004. Prior to that time, he served as Manager of Business Development for Sid Richardson Energy Services Company.

Jonathan N. Rose was elected as Treasurer of the General Partner and Enbridge Management in January 2008. He was previously Assistant Treasurer of the General Partner and Enbridge Management from July 2005. Mr. Rose is also a Director, Finance of Enbridge, a position he has held from October 2007, prior to which he was Manager, Finance from 2004. Prior to that Mr. Rose was a Vice President with Citigroup Global Corporate and Investment Bank from 2001 to 2004.

Allan M. Schneider was elected Vice President, Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Prior to his election he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission from December 2000.

Bruce A. Stevenson was elected Corporate Secretary of the General Partner and Enbridge Management in July 2004. Between 2000 and 2004 Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company that was acquired by TransCanada Pipelines.

Leon A. Zupan was elected Vice President, Liquids Pipelines Operations of the General Partner and Enbridge Management in July 2004, and holds similar responsibilities with Enbridge. Mr. Zupan previously served as Vice President, Development & Services for Enbridge Pipelines from 2000.

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

The NYSE listing standards require our Chief Executive Officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 22, 2008.

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

AUDIT, FINANCE & RISK COMMITTEE

We have an Audit, Finance & Risk Committee (the “Audit Committee”) comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members is relying upon any exemptions from the foregoing independence requirements. The members of our Audit Committee are Jeffrey A. Connelly, Dan A. Westbrook, Martha O. Hesse, and George K. Petty. Our Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. Our Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

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

Our board of directors has determined that that Jeffrey A. Connelly and Martha O. Hesse qualify as “Audit Committee financial experts” as defined in Item 407(d)(ii) of SEC Regulation S-K. Each of the members of our Audit, Finance, and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Ms. Hesse also serves on the Audit Committees of the General Partner, Enbridge Management, AMEC plc. and of Terra Industries, Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management have determined that Ms. Hesse’s simultaneous service on such audit committees does not impair her ability to effectively serve on the Audit, Finance & Risk Committee.

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

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

Our independent directors meet at regularly scheduled executive sessions without management. Martha O. Hesse serves as the presiding director at those executive sessions. Persons wishing to communicate with our non-management directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

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

The discussion of executive compensation of the Partnership is found in Part III, Item 11 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, which is hereby incorporated by reference as the Partnership pays a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 18, 2009, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	2,625,966	17.2
1100 Louisiana, Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	2,079,465	14.1
1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067
Neuberger Berman, Inc.(4)	1,702,489	11.5
605 3rd Avenue New York, NY 10158

(1)

As of February 18, 2009, there were 15,247,547 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its amendment to its Schedule 13G, filed February 9, 2009. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(4)

Neuberger Berman, LLC reported sole voting power as to 1,565,907 shares and shared dispositive power as to 1,702,489 shares in its amendment to its Schedule 13G, filed February 12, 2009. The address of Neuberger Berman, Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158-3698.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 18, 2009, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Martha O. Hesse	Listed Shares	23,772	*	Class A common units	—	—
Jeffrey A. Connelly	Listed Shares	—	—	Class A common units	7,000	*
George K. Petty(2)	Listed Shares	2,937	*	Class A common units	3,300	*
Dan A. Westbrook(3)	Listed Shares	—	—	Class A common units	9,500	*
Stephen J.J. Letwin(4)	Listed Shares	—	—	Class A common units	22,000	*
Terrance L. McGill	Listed Shares	1,587	*	Class A common units	2,000	*
Stephen J. Wuori	Listed Shares	—	—	Class A common units	—	—
Richard L. Adams	Listed Shares	—	—	Class A common units	—	—
Chris Kaitson	Listed Shares	—	—	Class A common units	—	—
Douglas V. Krenz	Listed Shares	—	—	Class A common units	—	—
John A. Loiacono	Listed Shares	—	—	Class A common units	1,000	*
Mark A. Maki	Listed Shares	—	—	Class A common units	—	—
Al Monaco	Listed Shares	—	—	Class A common units	—	—
Stephen J. Neyland	Listed Shares	—	—	Class A common units	—	—
Kerry C. Puckett	Listed Shares	—	—	Class A common units	1,000	*
Jonathan N. Rose	Listed Shares	—	—	Class A common units	—	—
Allan M. Schneider	Listed Shares	—	—	Class A common units	—	—
Bruce A. Stevenson	Listed Shares	—	—	Class A common units	—	—
Leon A. Zupan	Listed Shares	—	—	Class A common units	—	—

All Officers, directors and nominees as a group (19 persons)	Listed Shares	28,296	*	Class A common units	45,800	*

*	Less than 1%

(1)	Each beneficial owner has sole voting and investment power with respect to all the shares or units attributed to him/her.

(2)

Of the 3,300 class A common units deemed beneficially owned by Mr. Petty, 683 of such Class A common units are held in an account of his aunt, for which Mr. Petty has been granted power-of-attorney to effect trades. Of the 2,937 Listed Shares deemed beneficially owned by Mr. Petty, 915 shares are held in each of two Uniform Gifts to Minors Act custodial accounts for the benefit of two granddaughters. Mr. Petty is the custodian for each such account.

(3)

Of the 9,500 Class A common units deemed beneficially owned by Mr. Westbrook, 8,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 1,500 Class A common units are held by the Mary Ruth Trust, for which Mr. Westbrook is one of the trustees, along with his mother, who is also the beneficiary.

(4)	Of the 22,000 Class A common units deemed beneficially owned by Mr. Letwin, 7,000 Class A common units are owned by Mr. Letwin’s spouse.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

MANAGEMENT ARRANGEMENTS AND RELATED AGREEMENTS

Under the delegation of control agreement, the General Partner delegated, and we assumed, all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries subject to certain approval rights retained by the General Partner. At the same time, we entered into an Agency Agreement with Enbridge Management Services, L.L.C., or EMS, our wholly—owned subsidiary, under which EMS agreed to serve as our agent to carry out the ordinary course, day-to-day activities of the Partnership under the authority delegated to us by the General Partner. We assumed these functions upon the termination of the Agency Agreement and dissolution of EMS in December 2007.

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

For the years ended December 31, 2008, 2007 and 2006, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2008, 2007 and 2006, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 19, 2009, the General Partner owned approximately 2,625,966 or approximately 17.2%, of our Listed Shares and 1.69, or 100%, of our voting shares.

At February 19, 2009, we owned 15,247,549 i-units, representing all of the outstanding i-units and an approximate 12.9% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, which is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2008	2007
Audit fees(1)	$114,000	$103,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$114,000	$103,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors, or services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under Board of Directors delegated authority. All services in 2087 and 2007 were approved by the Audit, Finance & Risk Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Consolidated Statements of Income for each of the years ended December 31, 2008, 2007 and 2006.

c.	Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2008, 2007 and 2006.

d.	Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2007 and 2006.

e.	Statements of Financial Position as of December 31, 2008 and 2007.

f.	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2008, 2007 and 2006.

g.	Notes to the Consolidated Financial Statements.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/s/ STEPHEN J.J. LETWIN
Stephen J.J. Letwin
Date: February 19, 2009		(Managing Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 19, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/S/ STEPHEN J.J. LETWIN	/S/ MARK A. MAKI
Stephen J.J. Letwin	Mark A. Maki
Managing Director	Vice President—Finance
(Principal Executive Officer)	(Principal Financial Officer)

/S/ TERRANCE L. MCGILL	/S/ STEPHEN J. NEYLAND
Terrance L. McGill	Stephen J. Neyland
President and Director	Controller

/S/ STEPHEN J. WUORI	/S/ JEFFREY A. CONNELLY
Stephen J. Wuori	Jeffrey A. Connelly
Executive Vice President—Liquids Pipelines and Director	Director

/S/ MARTHA O. HESSE	/S/ GEORGE K. PETTY
Martha O. Hesse	George K. Petty
Director	Director

/S/ DAN A. WESTBROOK
Dan A. Westbrook
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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment agreement between Stephen J.J. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated May 3, 2006).
10.8+	Executive Employment agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated January 28, 2008).
10.9+	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.7 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. and its subsidiary (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2009

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$51.8	$32.0	$44.6
Gain (loss) on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	(13.3)	17.0	—

Income before income tax expense	38.5	49.0	44.6
Income tax expense (Note 6)	14.3	17.6	15.9

Net income	$24.2	$31.4	$28.7

Net income per share, basic and diluted	$1.72	$2.40	$2.35

Weighted average shares outstanding	14.1	13.1	12.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Net income	$24.2	$31.4	$28.7
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $16.1, $(5.9), and $6.9, respectively	27.8	(10.1)	10.9

Comprehensive income	$52.0	$21.3	$39.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities
Net income	$24.2	$31.4	$28.7
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(51.8)	(32.0)	(44.6)
(Gain) loss on issuance of units by Enbridge Energy Partners, L.P.	13.3	(17.0)	—
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	—	0.5	(0.3)
Due to affiliates	—	(0.5)	0.3
Deferred income taxes	14.3	17.6	15.9

Net cash flows from operating activities	—	—	—

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2008	2007
	(dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	544.3	461.9

	$544.4	$462.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability (Note 6)	78.3	47.9

	78.4	48.0

Commitments and contingencies

Stockholders’ equity (Note 3)
Voting shares-unlimited authorized; 1.64 and 1.51 issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Listed shares-unlimited authorized; 14,763,053 and 13,564,084 issued and outstanding at December 31, 2008 and 2007, respectively	601.2	547.0
Accumulated deficit	(129.2)	(99.2)
Accumulated other comprehensive loss	(6.0)	(33.8)

	466.0	414.0

	$544.4	$462.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the year ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting shares
Beginning balance	1.51	$—	1.41	$—	1.30	$—
Share distributions (Note 3)	0.13	—	0.10	—	0.11	—

Ending balance	1.64	—	1.51	—	1.41	—

Listed shares
Beginning balance	13,564,084	547.0	12,674,147	498.6	11,704,947	454.0
Share distributions (Note 3)	1,198,969	54.2	889,937	48.4	969,200	44.6

Ending balance	14,763,053	601.2	13,564,084	547.0	12,674,147	498.6

Accumulated deficit
Beginning balance		(99.2)		(82.2)		(66.3)
Net income		24.2		31.4		28.7
Share distributions (Note 3)		(54.2)		(48.4)		(44.6)

Ending balance		(129.2)		(99.2)		(82.2)

Accumulated other comprehensive loss
Beginning balance		(33.8)		(23.7)		(34.6)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		27.8		(10.1)		10.9

Ending balance		(6.0)		(33.8)		(23.7)

Total stockholders’ equity		$466.0		$414.0		$392.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C. referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares (“Listed Shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P. (the “Partnership”) through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., (the “General Partner”), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. (“Enbridge”), an energy company based in Calgary, Alberta, Canada. The General Partner owns 1.64, or 100 percent, of our voting shares, as well as 2,542,526, or 17.2 percent, of our Listed Shares while the remaining 12,220,527 or 82.8 percent, of our Listed Shares were held by the public at December 31, 2008.

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

Principles of Consolidation

For the year ended December 31, 2006, the financial statements include the accounts of Enbridge Management and its wholly-owned subsidiary, Enbridge Management Services, L.L.C., (“EMS”), on a consolidated basis. All significant intercompany transactions and balances were eliminated in consolidation. In December 2007, EMS was dissolved and we assumed its functions.

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2008, 2007 and 2006, we owned approximately 12.7 percent, 14.7 percent, and 16.0 percent of the Partnership, respectively.

Gain and Loss on Issuance of Common Units by Enbridge Energy Partners, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. We recognize the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our consolidated statement of income. The capital accounts as maintained by the Partnership are not similarly adjusted upon the issuance and sale of additional Class C units as set forth in the Partnership agreement and as a result we do not recognize a gain or loss when the Partnership issues additional Class C units. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership. Beginning January 1, 2009, upon our adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS No. 160), we will record these capital account adjustments directly in “Stockholders’ equity” on our consolidated statements of financial position.

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

We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agreed to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units owned to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction in each case, other than any Texas franchise taxes and other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

The amended delegation of control agreement with the General Partner states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we accrue state income taxes in addition to federal income tax.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We implemented FIN 48 during the first quarter of 2007. Our adoption of FIN 48 did not materially affect our operating results, cash flows or financial position.

Comprehensive Income

Comprehensive income differs from net income due to the equity in other comprehensive income or loss of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, most of which are qualified cash flow hedges under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, changes in the fair market value of the Partnership’s derivative financial instruments produce fluctuations in our comprehensive income, which is reflected as equity in other comprehensive income or loss of the Partnership.

Comparative Amounts

Our consolidated statements of cash flows for the year ended December 31, 2006 includes reclassifications that we made to separately present affiliate receivables and payables consistent with our current period presentation. These reclassifications have no effect on our previously reported results of operations, comprehensive income, cash flows, or financial position.

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

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to its general partner and the holders of its Class A and B common units. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to its general partner and holders of its Class A and B common units, we receive additional i-units under the terms of the Partnership’s partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares equal the number of i-units that we own in the Partnership.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for each period in the years ended December 31, 2008, 2007 and 2006.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2008
October 30	November 6	November 14	$0.990	$34.88	407,455	337,282	70,173
July 28	August 6	August 14	0.990	48.92	284,752	235,711	49,041
April 28	May 7	May 15	0.950	51.38	255,460	211,464	43,996
January 28	February 6	February 14	0.950	51.28	251,302	208,022	43,280

					1,198,969	992,479	206,490

2007
October 29	November 6	November 14	$0.950	$52.39	241,590	199,983	41,607
July 27	August 6	August 14	0.925	56.55	214,422	177,494	36,928
April 26	May 7	May 15	0.925	58.11	205,398	170,024	35,374
January 26	February 6	February 14	0.925	51.30	228,528	189,170	39,358

					889,938	736,671	153,267

2006
October 27	November 6	November 14	$0.925	$49.24	233,693	193,446	40,247
July 28	August 4	August 14	0.925	44.50	253,310	209,684	43,626
April 27	May 5	May 15	0.925	43.43	254,126	210,360	43,766
January 30	February 7	February 14	0.925	47.47	228,071	188,792	39,279

					969,200	802,282	166,918

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $54.2 million, $48.4 million, and $44.6 million as of December 31, 2008, 2007, and 2006, respectively.

4.    GAINS AND LOSSES ON ISSUANCES OF COMMON UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The following table presents the gains and losses we recognized for changes in our capital account resulting from the issuances of additional Class A common units by the Partnership. Our capital account is adjusted whenever the Partnership issues Class A common units as set forth in the Partnership agreement.

Issuance Date	Number of Class A common units Issued	Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Gain (Loss) Recognized(2)
	(in millions, except units and per unit amounts)
2008:
December	16,250,000	$30.760	$509.8	14.7%	12.7%	$(19.7)
March	4,600,000	49.000	221.8	14.8%	14.1%	6.4

2008 Totals	20,850,000		$731.6			$(13.3)

2007:
May	5,300,000	$58.000	$308.0	15.2%	14.3%	$17.0

2006:
No Class A common units were issued in 2006.

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

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

The Partnership recognizes the delegation of rights and powers to us and indemnifies and protects us and our officers and directors to the same extent as it does with respect to the General Partner. In addition, the Partnership reimburses our expenses to the same extent as it does with respect to the General Partner as general partner. The Partnership also reimburses us for any Texas franchise taxes and any other similar capital-based foreign, state and local taxes not otherwise paid or reimbursed by Enbridge pursuant to the tax indemnification agreement.

Enbridge Employee Services, Inc. (“EES”) is a wholly-owned subsidiary of the General Partner and provides employees and related employee benefits services to us, the General Partner, the Partnership, the

Partnership’s operating partnerships and subsidiaries and other Enbridge affiliates (collectively, the “Group”). Employees of EES are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, and employer expenses for these employees are charged by EES to the appropriate members of the Group. EES does not include profit or margin on costs charged to the members of the Group. For the periods ending December 31, 2008, 2007 and 2006, all costs from EES incurred by us were charged to the Partnership pursuant to service agreements among us, the General Partner and the Partnership.

6.    INCOME TAXES

Our long-term deferred income tax liability of $78.3 million and $47.9 million at December 31, 2008 and 2007, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the long-term deferred income tax liability. As of December 31, 2008, we have no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions at December 31, 2008, 2007, and 2006 are presented in the following table:

	December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.1%	0.9%	0.7%

Effective income tax rate	37.1%	35.9%	35.7%

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ending December 2005, 2006 and 2007.

7.    SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Operating revenues	$10,060.0	$7,282.6	$6,509.0
Operating expenses	9,472.1	6,963.8	6,122.1

Operating income	$587.9	$318.8	$386.9

Income from continuing operations	$403.2	$216.9	$284.9
Income from discontinued operations	—	32.6	—

Net income	$403.2	$249.5	$284.9

Current assets	$1,124.5	$959.7	$1,009.3

Long-term assets	$7,176.4	$5,931.9	$4,214.5

Current liabilities	$1,136.2	$1,124.4	$961.6

Long-term liabilities	$3,437.8	$3,195.7	$2,218.8

Partners’ capital	$3,726.9	$2,571.5	$2,043.4

8.    SUBSEQUENT EVENTS

Share Distribution

On January 30, 2009, our board of directors declared a share distribution payable on February 13, 2009, to shareholders of record as of February 5, 2009, based on the $0.990 per limited partner unit distribution declared by the Partnership. We received 484,494 i-units from the Partnership, which is computed by dividing $0.990, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 401,053 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

9.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per share amounts)
2008 Quarters
Net income	$12.7	$4.5	$9.5	$(2.5)	$24.2
Net income per share, basic and diluted	$0.93	$0.32	$0.67	$(0.17)	$1.72

2007 Quarters
Net income	$3.3	$16.4	$6.4	$5.3	$31.4
Net income per share, basic and diluted	$0.26	$1.26	$0.48	$0.40	$2.40