Form 10-Q
period 2009-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2009-05-05
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The Registrant had 15,247,547 Listed Shares outstanding as of May 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2009.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “could,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate revenue, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. For additional discussion of risks, uncertainties, and assumptions, see “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A of our quarterly reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended March 31,
	2009	2008
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$7.4	$13.6
Gain on issuance of units by Enbridge Energy Partners, L.P. (Note 3)	—	6.4

Income before income tax expense	7.4	20.0
Income tax expense	2.7	7.3

Net income	$4.7	$12.7

Net income per share, basic and diluted	$0.31	$0.93

Weighted average shares outstanding	15.0	13.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2009	2008
	(unaudited; in millions)
Net income	$4.7	$12.7
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $(0.3) in 2009, and $1.3 in 2008, respectively	0.4	(2.6)

Comprehensive income	$5.1	$10.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2009	2008
	(unaudited; in millions)
Cash flows from operating activities
Net income	$4.7	$12.7
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(7.4)	(13.6)
(Gain) on issuance of units by Enbridge Energy Partners, L.P.	—	(6.4)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	—	(0.1)
Due to affiliates	—	0.1
Deferred income taxes	2.7	7.3

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2009	December 31, 2008
	(unaudited; dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	552.4	544.3

	$552.5	$544.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability	81.3	78.3

	81.4	78.4

Stockholders’ equity
Voting shares-unlimited authorized; 1.69 and 1.64 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Listed shares-unlimited authorized; 15,247,547 and 14,763,053 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	615.8	601.2
Accumulated deficit	(139.1)	(129.2)
Accumulated other comprehensive loss	(5.6)	(6.0)

	471.1	466.0

	$552.5	$544.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

Enbridge Energy Management, L.L.C. is referred to herein as “we,” “us,” “our,” the “Company” or “Enbridge Management.” We are a limited partner of Enbridge Energy Partners, L.P. (the “Partnership”) through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2009 and December 31, 2008; and our results of operations and cash flows for the three month period ended March 31, 2009 and 2008. We derived our statement of financial position as of December 31, 2008 from the audited financial statements included in our 2008 Annual Report on Form 10-K. Our results of operations for the three month periods ended March 31, 2009 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our results of operations, financial position and cash flows are dependent on the results of operation, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnerships’ consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

2.	SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the three month period ended March 31, 2009:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
January 30, 2009	February 5, 2009	February 13, 2009	$0.990	$30.17	484,494	401,053	83,441

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $14.6 million and $12.9 million during the three months ended March 31, 2009 and 2008, respectively.

3.	CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Stockholders’ equity” on our statement of financial position. We adopted prospectively the provisions of SFAS No. 160, except for any applicable presentation and disclosure requirements. Prior to our adoption of SFAS 160, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

In March 2008, the Partnership issued and sold 4.6 million Class A common units at $49.00 per unit, for proceeds of approximately $217.2 million, net of underwriters’ discounts, commissions and expenses. Since we did not participate in the offering, our ownership interest in the Partnership was reduced from 14.8 percent, immediately prior to the issuance, to 14.1 percent following the issuance. As a result, we recognized a $6.4 million gain from the capital account adjustment recorded by the Partnership. For the three months ended March 31, 2009, the Partnership did not issue any additional common units.

4.	SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended March 31,
	2009	2008
	(unaudited; in millions)
Operating revenues	$1,459.7	$2,435.3
Operating expenses	1,337.3	2,303.0

Operating income	$122.4	$132.3

Net income	$68.6	$103.1

We owned approximately 12.9 percent and 14.1 percent of the Partnership at March 31, 2009 and 2008, respectively.

5.	SUBSEQUENT EVENTS

Share Distribution

On April 30, 2009, our board of directors declared a share distribution payable on May 15, 2009 to shareholders of record as of May 7, 2009, based on the $0.990 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange (“NYSE”) as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership, in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At March 31, 2009 and 2008, through our ownership of i-units, we had an approximate 12.9 percent and 14.1 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total units outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Form 10-Q for the quarterly period ended March 31, 2009 is hereby incorporated by reference, as our results of operation, financial position and cash flows are dependent on the results of operations, financial position, and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the three months ended March 31,
	2009	2008
	(unaudited; in millions)
Net income of the Partnership	$68.6	$103.1
Less: net income allocated to the General Partner	(13.9)	(11.3)

Net income allocated to limited partners	$54.7	$91.8

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Our net income of $4.7 million and $12.7 million for the three months ended March 31, 2009 and 2008, respectively, represents equity in earnings attributable to the i-units that we own, increased or decreased by the gain or loss we recognize for adjustments the Partnership makes to its capital accounts when it issues additional common units, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.7% and 36.6% for the three months ended March 31, 2009 and 2008, respectively, applied to our share of the earnings of the Partnership for the respective periods.

Our earnings decreased by $8.0 million for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to $6.4 million of pre-tax net gains we recognized during the three months ended March 31, 2008 for adjustments the Partnership makes to its capital accounts when it issues additional common units as discussed below. We refer to these adjustments the Partnership makes to its capital accounts as capital account adjustments. There were no similar unit issuances by the Partnership during the three months ended March 31, 2009. We also experienced a $6.2 million decrease in equity income from the Partnership during the three months ended March 31, 2009 as compared to the same period in 2008 due to the decrease in the net income of the Partnership. These decreases were offset by a $4.6 million reduction in income taxes resulting from the decrease in our net income.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Stockholders’ equity” on our statement of financial position. We adopted prospectively the provisions of SFAS No. 160, except for any applicable presentation and disclosure requirements. Prior to our adoption of SFAS 160, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At March 31, 2009, our issued capitalization consisted of $615.8 million associated with our 15,247,547 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of Partnership’s partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the cash distributions paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange (“NYSE”) as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

INCOME TAXES

Our income tax expense of $2.7 million for the three months ended March 31, 2009 is $4.6 million less than the $7.3 million we incurred for the same period in 2008. The decrease in income tax expense was due to the decrease in our taxable income primarily associated with lower equity income from the Partnership, as well as the decrease in gains we recognized from the Partnership’s sale of its Class A common units.

We computed our income tax expense for the three months ended March 31, 2009 by applying a 36.7% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.7%. We computed our income tax expense for the three months ended March 31, 2008 by applying a 36.6% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.6%.

SUBSEQUENT EVENTS

Share Distribution

On April 30, 2009, our board of directors declared a share distribution payable on May 15, 2009 to shareholders of record as of May 7, 2009 based on the $0.990 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each common unit by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distribute additional Listed Shares to our listed shareholders and additional shares to Enbridge Energy Company, Inc., the general partner of the Partnership, in respect of these additional i-units.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk” in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls And Procedures

Enbridge Management and Enbridge Inc. (“Enbridge”) maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2009.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition.

Item 1A.    Risk Factors

Our risk factors have not materially changed from the disclosures included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December  31, 2008.

Item 6.    Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: May 5, 2009	By:	/s/ STEPHEN J.J. LETWIN

Stephen J.J. Letwin
Managing Director (Principal Executive Officer)

Date: May 5, 2009	By:	/s/ MARK A. MAKI

Mark A. Maki
Vice President—Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as part of this document. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a previous filing as indicated.

Exhibit Number	Description

3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 to Enbridge Management’s Registration Statement on Form S-1 filed May 31, 2002).

3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed November 25, 2002).

3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 28, 2007).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.