Form 10-K
period 2009-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2010-02-19
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1414604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Louisiana Street, Suite 3300

Houston, Texas 77002

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the Registrant’s Listed Shares held by non-affiliates of the Registrant was $469,551,289 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 18, 2010, the Registrant has 16,699,977 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2009

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “strategy,” “target,” “could,” “should” or “will” and similar words or statements, express or implied, suggesting future outcomes or statements regarding an outlook or the negative of those terms. Although we believe that these forward-looking statements are reasonable based on the information available on the dates these statements are made and processes used to prepare the information, these statements are not guarantees of future performance and readers are cautioned against placing undue reliance on these statements. By their nature, these statements involve a variety of assumptions, unknown risks, uncertainties, and other factors, which may cause actual results, levels of activity and performance to differ materially from those expressed or implied by these statements. Material assumptions may include: the expected supply and demand for crude oil, natural gas and natural gas liquids, or NGLs; prices of crude oil, natural gas and NGLs; inflation rates; interest rates; the availability and price of labor and pipeline construction materials; operational reliability; anticipated in-service dates and weather.

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, regulatory parameters, weather, economic conditions, interest rates and commodity prices including but not limited to those risks and uncertainties discussed in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are independent and our future course of action depends on our management’s assessment of all information available at the relevant time. Except to the extent required by law, we assume no obligation to publically update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons actions on our behalf are expressly qualified in their entirety by these cautionary statements. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which together with the Class B common units we refer to as common units. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada that we refer to herein as Enbridge.

As of December 31, 2009 and 2008, we owned an approximate 13.6 percent and 12.7 percent limited partnership interest of the Partnership, respectively. At December 31, 2009, the General Partner owned 1.82 (100 percent) of our voting shares, as well as 2,822,527 (17.2 percent) of our Listed Shares, while the remaining 13,566,338 (82.8 percent) Listed Shares were held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, that we refer to herein as the Partnership’s 10-K.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F

Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see “Information Regarding Forward-looking Statements” and “Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Item 1A of Part I, “Risk Factors”, of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

If the Partnership were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its income at the corporate tax rate, which currently is a maximum of 35%, and such treatment also may subject the Partnership to state income taxes at varying rates. Additional taxes imposed on the Partnership as a result of being treated as a corporation could substantially reduce the amount of cash available for distribution to the holders of its common units, which in turn could reduce the value of the i-units we own and the value of your shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be a taxable distribution to us.

Under the provisions of our limited liability company agreement and the Partnership’s partnership agreement, if the Partnership were to be treated as a corporation for U.S. federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the U.S. Internal Revenue Service, or IRS, that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such event, you would receive common units or other securities substantially similar to the common units in exchange for your shares.

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

For example, this limitation could have the result of discouraging a third-party from attempting to remove the general partner of the Partnership and take over our management of the Partnership by making a tender offer for the common units at a price above their trading market price.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2009 Quarters
High	$32.19	$40.60	$46.03	$54.32
Low	$23.50	$28.59	$34.77	$43.47
2008 Quarters
High	$53.99	$53.70	$52.15	$42.79
Low	$46.31	$48.14	$39.12	$21.88

On February 18, 2010, the last reported sales price of the Listed Shares on the NYSE was $49.36. As of February 13, 2010, there were approximately 10,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2009 and 2008.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner
2009
October 29	November 5	November 13	$0.990	$47.28	336,128	278,239	57,889
July 24	August 6	August 14	0.990	42.16	368,333	304,898	63,435
April 30	May 7	May 15	0.990	34.55	436,857	361,621	75,236
January 30	February 5	February 13	0.990	30.17	484,494	401,053	83,441

					1,625,812	1,345,811	280,001

2008
October 30	November 6	November 14	$0.990	$34.88	407,455	337,282	70,173
July 28	August 6	August 14	0.990	48.92	284,752	235,711	49,041
April 28	May 7	May 15	0.950	51.38	255,460	211,464	43,996
January 28	February 6	February 14	0.950	51.28	251,302	208,022	43,280

					1,198,969	992,479	206,490

In 2009 and 2008, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $61.1 million and $54.2 million, respectively.

On January 29, 2010, our board of directors declared a share distribution payable on February 12, 2010, to shareholders of record as of February 5, 2010, based on the $0.99 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 12, 2010 was 311,110.

The total i-units distributed to us was computed by dividing $0.99, the cash amount distributed per common unit, by $52.15, the average closing price of the Listed Shares on the NYSE for the ten consecutive trading days prior to the ex-dividend date, multiplied by 16,388,867, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6.    Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto beginning at page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$35.0	$51.8	$32.0	$44.6	$12.0
Gain (Loss) on issuance of units by Enbridge Energy Partners, L.P.	—	(13.3)	17.0	—	10.3
Income tax expense	(13.2)	(14.3)	(17.6)	(15.9)	(9.9)

Net income	$21.8	$24.2	$31.4	$28.7	$12.4

Basic and diluted earnings per share	$1.39	$1.72	$2.40	$2.35	$1.10

Weighted average shares outstanding	15.7	14.1	13.1	12.2	11.3

Equivalent distribution value per share(1)	$3.96	$3.88	$3.725	$3.70	$3.70

Number of additional shares distributed	1.63	1.20	0.89	0.97	0.80

Total assets at December 31	$567.9	$544.4	$462.0	$429.5	$366.5

(1)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our financial statements included in this Annual Report on Form 10-K beginning on page F-1, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in Part II, Item 6. of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.

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

By agreement with the Partnership, the General Partner and us, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2009, 2008 and 2007, through our ownership of i-units, we had an approximate 13.6 percent, 12.7 percent and 14.7 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$316.6	$403.2	$249.5
Less: net income allocated to the General Partner	(56.9)	(50.7)	(37.7)

Net income allocated to limited partners	$259.7	$352.5	$211.8

Our net income of $21.8 million, $24.2 million and $31.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, represents our equity in the earnings of the Partnership attributable to the i-units that we own, plus or minus the gain or loss we recognize for adjustments the Partnership made to its capital accounts when it issued additional common units in 2008 and 2007, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.8% in 2009, 37.1% in 2008, and 35.9% in 2007, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2009 compared with year ended December 31, 2008

For the year ended December 31, 2009, our net income decreased by $2.4 million as compared to the same period in 2008. The decrease is primarily attributable to the $16.8 million decrease in equity income from the Partnership resulting from the decrease in its net income in relation to the same period in 2008. The factors that attributed to the decline in our equity income from the Partnership for the year ended December 31, 2009 as compared to the same period in 2008 are as follows:

•

An $11.4 million decrease in equity income resulting from the Partnership’s unrealized non-cash, mark-to-market activity from derivative instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance; and

•	An $8.8 million decline in equity income related to the Partnership’s November 2009 disposition of non-core natural gas assets.

Our equity income for the year ended December 31, 2009 also includes $3.0 million of additional equity income we recorded for our share of earnings recognized by the Partnership during the year ended December 31, 2009 for previously unrecognized revenue of prior periods. We recognized the additional equity income following our determination that the previously unrecognized amounts were not material to the current or any prior period. The additional revenue recognized by the Partnership was primarily the result of billing and volumetric errors associated with application of a joint tariff agreement among the Partnership and Mustang Pipeline, LLC that were identified during the year.

Partially offsetting the decline in equity income is $13.3 million of pre-tax net losses we recognized during the year ended December 31, 2008, for adjustments the Partnership makes to the capital accounts of its partners when it issues additional limited partner interests that we did not have in the same period of 2009, due to changes in authoritative accounting guidance discussed below. In addition, the decline in our equity income was partially offset by a decrease of income tax expense associated with lower amount of equity earnings.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statement of financial position. We adopted prospectively the applicable authoritative guidance, except for any relevant presentation and disclosure requirements. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

Year ended December 31, 2008 compared with year ended December 31, 2007

Our earnings decreased by $7.2 million from 2007 to 2008, primarily due to $13.3 million of pre-tax net losses we recognized during 2008 for capital account adjustments the Partnership makes to its capital accounts when it issues additional common units. During 2007 we recognized $17.0 million of pre-tax gains from capital account adjustments recorded by the Partnership upon its issuance of additional common units.

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

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2009, our issued capitalization consisted of $662.3 million associated with our 16,388,865 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of Partnership’s partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the New York Stock Exchange, or NYSE, as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of our shares outstanding is equal to the number of i-units that we own in the Partnership.

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

If we incur liabilities or other obligations in connection with the performance of our obligations under the delegation of control agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing the business and affairs of the Partnership and the reimbursement of these expenses that we receive will continue to be equal. As previously stated, we do not receive quarterly distributions of cash on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity.

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

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. The effective tax rate we have used in computing the income tax provision in 2009 is 37.8%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.8%.

Our income tax expense of $13.2 million for the year ended December 31, 2009 is $1.1 million less than the $14.3 million we incurred for the same period in 2008. The decrease in income tax expense was due to the decrease in taxable income primarily associated with the lower equity income we recognized from the Partnership, partially offset by the net loss that was recognized in 2008 relating to a capital account adjustment that did not occur in 2009.

Our income tax expense of $14.3 million for the year ended December 31, 2008 is $3.3 million less than the $17.6 million we incurred for the same period in 2007. The decrease in income tax expense was due to the decrease in taxable income primarily associated with the $13.3 million of net losses we recognized from the Partnership’s 2008 Class A common unit issuances, offset by increases in equity income from the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On January 29, 2010, our board of directors declared a share distribution payable on February 12, 2010 to shareholders of record as of February 5, 2010 based on the $0.99 per limited partner unit distribution declared by the Partnership. We received 311,110 i-units from the Partnership, which is computed by dividing $0.99, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 257,530 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

Our share distributions are dependent upon the cash distribution declarations of the Partnership. In the near-term, the Partnership expects to maintain its present distribution rate to its unitholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2009, 2008, and 2007, we owned approximately 13.6 percent, 12.7 percent, and 14.7 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

Capital Account Adjustments on Issuances of Common Units by Enbridge Energy Partners, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statement of financial position. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

For a discussion of these matters as they pertain to the Partnership, please read “Part II, Item 7A.” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.    Financial Statements and Supplementary Data

Our financial statements, together with the notes thereto and the report of the independent registered public accounting firm, and unaudited supplementary information, beginning on page F-1 of this Report, are hereby incorporated into this report by reference.

The financial statements of the Partnership, together with the notes thereto, the report of the independent registered public accounting firm and unaudited supplementary information, can be found in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 in “Part II, Item 8,” which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Securities Exchange Act of 1934, as amended. Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, beginning on page F-2.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2009.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a Delegation of Control Agreement among us, the General Partner and the Partnership. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc., as the sole shareholder of the General Partner. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the respective boards of directors of the General Partner and Enbridge Management. All directors and officers of the General Partner hold identical positions in Enbridge Management.

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	67	Director and Chairman of the Board
Jeffrey A. Connelly	63	Director
George K. Petty	68	Director
Dan A. Westbrook	57	Director
Stephen J.J. Letwin	54	Managing Director and Director
Terrance L. McGill	55	President and Director
Stephen J. Wuori	52	Executive Vice President—Liquids Pipelines and Director
Officers:
Richard L. Adams	45	Vice President—U.S. Operations, Liquids Pipelines
E. Chris Kaitson	53	Vice President—Law and Deputy General Counsel
John A. Loiacono	47	Vice President—Commercial Activities
Mark A. Maki	45	Vice President—Finance
Al Monaco	50	Executive Vice President—Major Projects
Stephen J. Neyland	42	Controller
Kerry C. Puckett	48	Vice President—Engineering and Operations, Gathering and Processing
Jonathan N. Rose	42	Treasurer
Allan M. Schneider	51	Vice President—Regulated Engineering and Operations, Gathering and Processing
Bruce A. Stevenson	54	Corporate Secretary
Leon A. Zupan	54	Vice President—Liquids Pipelines Operations

Martha O. Hesse was elected as Chairman of the Board in May 2007 and as a director of the General Partner and Enbridge Management in March 2003 and serves as a member of the Audit, Finance & Risk Committee. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the FERC from 1986 to 1989. Ms. Hesse also served as Senior Vice President of First Chicago Corporation and as Assistant Secretary for Management and Administration of the U.S. Department of Energy. She is a private investor and currently serves as a director of AMEC plc, Mutual Trust Financial Group, and Terra Industries, Inc.

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

Stephen J.J. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006, and is also Executive Vice President, Gas Transportation & International of Enbridge. Prior to his election he served Enbridge as Group Vice President, Gas Strategy & Corporate Development from April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services from September 2000. He currently serves as a director of Precision Drilling Trust and Gaz Metro, LP.

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

Richard L. Adams was elected Vice President, U.S. Operations, Liquids Pipelines of the General Partner and Enbridge Management in February 2010 prior to which he was Vice President, U.S. Engineering and Project Execution, Liquids Pipelines from June 2007 and prior to which he was Vice President, Operations and Technologies from April 2003. Prior to April 2003, he was Director of Technology & Operations for the General Partner and Enbridge Management from 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for Ocensa/Enbridge in Bogota, Colombia from 1997 to 2001.

E. Chris Kaitson was elected Vice President, Law and Deputy General Counsel of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until acquired by Enbridge in May 2001.

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

Bruce A. Stevenson was elected Corporate Secretary of the General Partner and Enbridge Management in July 2004. Between 2000 and 2004, Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company that was acquired by TransCanada Pipelines.

Leon A. Zupan was elected Vice President, Liquids Pipelines Operations of the General Partner and Enbridge Management in July 2004, and holds similar responsibilities with Enbridge. Mr. Zupan previously served as Vice President, Development & Services for Enbridge Pipelines from 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2009 and prior years were timely made.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our Chief Executive Officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 10, 2009.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgepartners.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for Senior Financial Officers. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana, Suite 3300, Houston, TX 77002.

We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgepartners.com. We post on our website any amendments to or waivers of our Statement of Business Conduct. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana, Suite 3300, Houston, TX 77002.

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgepartners.com. We post on our website any amendments to our Corporate Governance Guidelines. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana, Suite 3300, Houston, TX 77002.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee (the “Audit Committee”) comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members is relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are Jeffrey A. Connelly, Dan A. Westbrook, Martha O. Hesse, and George K. Petty. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

The charter of the Audit Committee is available on our website at www.enbridgepartners.com. The charter of the Audit Committee complies with the listing standards of the NYSE currently applicable to us. This material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

Enbridge Management’s board of directors has determined that Jeffrey A. Connelly and Martha O. Hesse qualify as “Audit Committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit, Finance and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Ms. Hesse serves on the Audit Committees of the General Partner, AMEC plc., Mutual Trust Financial Group and Terra Industries, Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management have determined that Ms. Hesse’s simultaneous service on such audit committees does not impair her ability to effectively serve on the Audit, Finance & Risk Committee.

Enbridge Management’s Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing in care of Chairman, Audit Committee, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of Enbridge Management meet at regularly scheduled executive sessions without management. Martha O. Hesse serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company’s independent directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Partners, L.P., 1100 Louisiana, Suite 3300, Houston, TX 77002.

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

The discussion of executive compensation for the Partnership is found in Part III, Item 11 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference as the Partnership reimburses a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

The compensation policies and philosophy of Enbridge govern the types and amount of compensation of the Named Executive Officers, or NEOs. Since these policies and philosophy are those of Enbridge, we also refer you to a discussion of those items as set forth in the Executive Compensation section of the Enbridge “Management Information Circular” on the Enbridge website at www.enbridge.com. The Enbridge “Management Information Circular” is produced by Enbridge pursuant to Canadian securities regulations and is not incorporated into this document by reference or deemed furnished or filed by us under the Exchange Act; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of the General Partner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 18, 2010, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2).	2,876,107	17.2
1100 Louisiana, Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(4)	3,221,522	20.1
1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067
Neuberger Berman, Inc.(5)	1,727,525	10.8
605 Third Avenue New York, NY 10158

(1)

As of February 18, 2010, there were 16,699,975 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its amendment to its Schedule 13G, filed February 10, 2010. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)	Neuberger Berman, LLC reported sole voting power as to 1,631,709 shares and shared dispositive power as to 1,727,525 shares in its amendment to its Schedule 13G, filed February 16, 2010.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 18, 2010, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Martha O. Hesse	Listed Shares	26,886	*	Class A common units	—	—
Jeffrey A. Connelly	Listed Shares	—	—	Class A common units	7,000	*
George K. Petty(2)	Listed Shares	3,322	*	Class A common units	3,300	*
Dan A. Westbrook(3)	Listed Shares	—	—	Class A common units	9,500	*
Stephen J.J. Letwin(4)	Listed Shares	—	—	Class A common units	22,000	*
Terrance L. McGill	Listed Shares	1,795	*	Class A common units	2,000	*
Stephen J. Wuori	Listed Shares	—	—	Class A common units	—	—
Richard L. Adams	Listed Shares	—	—	Class A common units	—	—
Chris Kaitson	Listed Shares	—	—	Class A common units	—	—
John A. Loiacono	Listed Shares	—	—	Class A common units	1,000	*
Mark A. Maki	Listed Shares	1,018	*	Class A common units	1,500	*
Al Monaco	Listed Shares	—	—	Class A common units	—	—
Stephen J. Neyland	Listed Shares	—	—	Class A common units	—	—
Kerry C. Puckett	Listed Shares	—	—	Class A common units	1,000	*
Jonathan N. Rose	Listed Shares	—	—	Class A common units	—	—
Allan M. Schneider	Listed Shares	—	—	Class A common units	—	—
Bruce A. Stevenson	Listed Shares	—	—	Class A common units	—	—
Leon A. Zupan	Listed Shares	—	—	Class A common units	—	—

All Officers and directors as a group (18 persons)	Listed Shares	33,021	*	Class A common units	47,300	*

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 3,300 Class A common units deemed beneficially owned by Mr. Petty, 683 of such Class A common units are held in an account of his aunt, for which Mr. Petty has been granted power-of-attorney to effect trades. Of the 3,322 Listed Shares deemed beneficially owned by Mr. Petty, 1,035 Listed Shares are held in each of two Uniform Gifts to Minors Act custodial accounts for the benefit of two granddaughters. Mr. Petty is the custodian for each such account.

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

(5)

Of the 26,886 Listed Shares deemed beneficially owned by Ms. Hesse, 21,233 Listed Shares are held by a pension plan established for her benefit and 5,548 Listed Shares are held in an Individual Retirement Account established for her benefit.

(6)

Of the 7,000 Class A common units deemed beneficially owned by Mr. Connelly, 7,000 Class A common units are held in the Susan K. Connelly Family Trust of which Mr. Connelly is the trustee and a beneficiary.

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

For the years ended December 31, 2009, 2008 and 2007, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2009, 2008 and 2007, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 18, 2010, the General Partner owned approximately 2,876,107 or approximately 17.2%, of our Listed Shares and 1.86, or 100%, of our voting shares.

At February 18, 2010, we owned 16,699,977 i-units, representing all of the outstanding i-units and an approximate 13.9% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2009	2008
Audit fees(1)	$60,000	$114,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$60,000	$114,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under authority of our Board of Directors. All services in 2009 and 2008 were approved by the Audit, Finance & Risk Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Statements of Income for each of the years ended December 31, 2009, 2008 and 2007.

c.	Statements of Comprehensive Income for each of the years ended December 31, 2009, 2008 and 2007.

d.	Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007.

e.	Statements of Financial Position as of December 31, 2009 and 2008.

f.	Statements of Shareholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007.

g.	Notes to the Financial Statements.

(2)  Financial Statement Schedules.

All schedules have been omitted because they are not applicable, any required information is shown in the Financial Statements or Notes thereto or the required information is immaterial.

(3)  Exhibits.

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/S/ STEPHEN J.J. LETWIN
Stephen J.J. Letwin
Date: February 18, 2010		(Managing Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/S/ STEPHEN J.J. LETWIN Stephen J.J. Letwin Managing Director (Principal Executive Officer)	/S/ MARK A. MAKI Mark A. Maki Vice President—Finance (Principal Financial Officer)

/S/ TERRANCE L. MCGILL Terrance L. McGill President and Director	/S/ STEPHEN J. NEYLAND Stephen J. Neyland Controller

/S/ STEPHEN J. WUORI Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	/S/ JEFFREY A. CONNELLY Jeffrey A. Connelly Director

/S/ MARTHA O. HESSE Martha O. Hesse Director	/S/ GEORGE K. PETTY George K. Petty Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment Agreement between Stephen J.J. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed on May 3, 2006).
10.8+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
10.9+	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.27 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2009.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is either immaterial or shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2010

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$35.0	$51.8	$32.0
Gain (loss) on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	—	(13.3)	17.0

Income before income tax expense	35.0	38.5	49.0
Income tax expense (Note 6)	13.2	14.3	17.6

Net income	$21.8	$24.2	$31.4

Net income per share, basic and diluted	$1.39	$1.72	$2.40

Weighted average shares outstanding	15.7	14.1	13.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Net income	$21.8	$24.2	$31.4
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $4.4, $(16.1), and $5.9, respectively	(7.1)	27.8	(10.1)

Comprehensive income	$14.7	$52.0	$21.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities
Net income	$21.8	$24.2	$31.4
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(35.0)	(51.8)	(32.0)
(Gain) loss on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	—	13.3	(17.0)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	—	—	0.5
Due to affiliates	—	—	(0.5)
Deferred income taxes	13.2	14.3	17.6

Net cash flows from operating activities	—	—	—

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2009	2008
	(dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	567.8	544.3

	$567.9	$544.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability (Note 6)	87.1	78.3

	87.2	78.4

Commitments and contingencies

Shareholders’ equity (Note 3)
Voting shares-unlimited authorized; 1.82 and 1.64 issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Listed shares-unlimited authorized; 16,388,865 and 14,763,053 issued and outstanding at December 31, 2009 and 2008, respectively	662.3	601.2
Accumulated deficit	(168.5)	(129.2)
Accumulated other comprehensive loss	(13.1)	(6.0)

	480.7	466.0

	$567.9	$544.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting shares
Beginning balance	1.64	$—	1.51	$—	1.41	$—
Share distributions (Note 3)	0.18	—	0.13	—	0.10	—

Ending balance	1.82	—	1.64	—	1.51	—

Listed shares
Beginning balance	14,763,053	601.2	13,564,084	547.0	12,674,147	498.6
Share distributions (Note 3)	1,625,812	61.1	1,198,969	54.2	889,937	48.4

Ending balance	16,388,865	662.3	14,763,053	601.2	13,564,084	547.0

Accumulated deficit
Beginning balance		(129.2)		(99.2)		(82.2)
Net income		21.8		24.2		31.4
Share distributions (Note 3)		(61.1)		(54.2)		(48.4)

Ending balance		(168.5)		(129.2)		(99.2)

Accumulated other comprehensive loss
Beginning balance		(6.0)		(33.8)		(23.7)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(7.1)		27.8		(10.1)

Ending balance		(13.1)		(6.0)		(33.8)

Total shareholders’ equity		$480.7		$466.0		$414.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or “Listed Shares”, are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 1.82, or 100 percent, of our voting shares, as well as 2,822,527, or 17.2 percent, of our Listed Shares, while the remaining 13,566,338 or 82.8 percent, of our Listed Shares were held by the public at December 31, 2009.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable under the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our financial statements in the period in which the facts that give rise to the revision become known.

Accounting for Investment in Enbridge Energy Partners, L.P.

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2009, 2008 and 2007, we owned approximately 13.6 percent, 12.7 percent, and 14.7 percent of the Partnership, respectively.

Capital Account Adjustments on Issuances of Common Units by Enbridge Energy Partners, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statement of financial position. We adopted prospectively the applicable authoritative guidance, except for any relevant presentation and disclosure requirements. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statement of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

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

We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agree to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units owned, to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction, in each case, other than any Texas franchise taxes and other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we accrue state income taxes in addition to federal income tax.

Accounting for Uncertainty in Income Taxes

We adopted and implemented the authoritative accounting guidance for accounting for uncertainty in income taxes during the first quarter of 2007 that clarifies the accounting for the uncertainty in income taxes recognized in a company’s financial statements. Our adoption of this guidance did not materially affect our operating results, cash flows or financial position.

Comprehensive Income

Comprehensive income differs from net income due to the equity in other comprehensive income or loss of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, most of which are qualified cash flow hedges under the applicable authoritative accounting guidance for derivative activities. As such, changes in the fair market value of the Partnership’s derivative financial instruments produce fluctuations in our comprehensive income, which is reflected as equity in other comprehensive income or loss of the Partnership.

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

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to the General Partner and the holders of its Class A and B common units. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its Class A and B common units, we receive additional i-units under the terms of the Partnership’s partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares is equal to the number of i-units that we own in the Partnership.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for each period in the years ended December 31, 2009, 2008 and 2007.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2009
October 29	November 5	November 13	$0.990	$47.28	336,128	278,239	57,889
July 24	August 6	August 14	0.990	42.16	368,333	304,898	63,435
April 30	May 7	May 15	0.990	34.55	436,857	361,621	75,236
January 30	February 5	February 13	0.990	30.17	484,494	401,053	83,441

					1,625,812	1,345,811	280,001

2008
October 30	November 6	November 14	$0.990	$34.88	407,455	337,282	70,173
July 28	August 6	August 14	0.990	48.92	284,752	235,711	49,041
April 28	May 7	May 15	0.950	51.38	255,460	211,464	43,996
January 28	February 6	February 14	0.950	51.28	251,302	208,022	43,280

					1,198,969	992,479	206,490

2007
October 29	November 6	November 14	$0.950	$52.39	241,590	199,983	41,607
July 27	August 6	August 14	0.925	56.55	214,422	177,494	36,928
April 26	May 7	May 15	0.925	58.11	205,398	170,024	35,374
January 26	February 6	February 14	0.925	51.30	228,528	189,170	39,358

					889,938	736,671	153,267

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $61.1 million, $54.2 million and $48.4 million as of December 31, 2009, 2008 and 2007, respectively.

4.    CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The following table presents the gains and losses we recognized for changes in our capital account resulting from the issuances of additional Class A common units by the Partnership. Our capital account is adjusted whenever the Partnership issues Class A common units as set forth in the Partnership agreement.

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	Ownership Percent before Issuance	Ownership Percent after Issuance	Gain (Loss) Recognized(2)(3)
	(in millions, except units and per unit amounts)
2009:
October	21,245	$47.070	$1.0	13.4%	13.4%	$—

2008:
December	16,250,000	$30.760	$509.8	14.7%	12.7%	$(19.7)
March	4,600,000	49.000	221.8	14.8%	14.1%	6.4

2008 Totals	20,850,000		$731.6			$(13.3)

2007:
May	5,300,000	$58.000	$308.0	15.2%	14.3%	$17.0

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)

Beginning January 1, 2009 as a result of our adoption of the authoritative accounting guidance for noncontrolling interests, any gain or loss resulting from future Partnership issuances will be made as capital adjustments to our capital accounts reflected in “Partners’ capital” on our statements of financial position. See discussion at Note 2—Summary of Significant Accounting Policies.

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2009, 2008 and 2007, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

6.    INCOME TAXES

Our long-term deferred income tax liability of $87.1 million and $78.3 million at December 31, 2009 and 2008, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax liability. As of December 31, 2009, we have no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions at December 31, 2009, 2008, and 2007 are presented in the following table:

	December 31,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.8%	2.1%	0.9%

Effective income tax rate	37.8%	37.1%	35.9%

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2006, 2007 and 2008.

7.    SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	As of and for the year ended December 31,
	2009	2008	2007
	(in millions)
Operating revenues	$5,731.8	$9,898.7	$7,172.1
Operating expenses	5,115.2	9,318.1	6,853.7

Operating income	$616.6	$580.6	$318.4

Income from continuing operations	$392.9	$394.9	$217.7
Income (loss) from discontinued operations	(64.9)	8.3	31.8

Net income	328.0	403.2	249.5
Less: Net income attributable to noncontrolling interest	11.4	—	—

Net income attributable to Enbridge Energy Partners, L.P.	$316.6	$403.2	$249.5

Current assets	$869.9	$1,124.5	$959.7

Long-term assets	$8,118.4	$7,176.4	$5,931.9

Current liabilities	$1,065.0	$1,136.2	$1,124.4

Long-term liabilities	$3,853.4	$3,437.8	$3,195.7

Noncontrolling interest	$341.1	—	—

Partners’ capital	$4,069.9	$3,726.9	$2,571.5

8.    EQUITY INCOME FROM THE PARTNERSHIP

Our operating results, cash flows and financial position are dependent on the results of operations, cash flows and financial position of the Partnership. As a result, items that affect the operating results, cash flows and financial position of the Partnership will affect the amounts we report in our financial statements in proportion to our percentage ownership of the Partnership. For the year ended December 31, 2009, we have included approximately $3.0 million in equity income from our investment in the Partnership for our share of earnings recognized by the Partnership in the year ended December 31, 2009, for previously unrecognized revenue of prior periods. We recognized the additional equity income following our determination that the previously unrecognized amounts were not material to the current or any prior period. The effect of recognizing the additional equity income on our operating results for the year ended December 31, 2009 is approximately $1.9 million after taxes. The additional revenue recognized by the Partnership was the result of billing and volumetric errors associated with application of a joint tariff agreement among the Partnership and the Mustang Pipeline, LLC that were identified during the year.

9.    SUBSEQUENT EVENTS

We have evaluated events subsequent to December 31, 2009 through February 18, 2010, the date the financial statements were available to be issued, and identified the events disclosed below.

Share Distribution

On January 29, 2010, our board of directors declared a share distribution payable on February 12, 2010, to shareholders of record as of February 5, 2010 based on the $0.99 per limited partner unit distribution declared by the Partnership. We received 311,110 i-units from the Partnership, which is computed by dividing $0.99, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 257,530 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

10.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First(1)	Second	Third	Fourth(1)	Total
	(dollars in millions, except per share amounts)
2009 Quarters
Net income	$4.7	$8.6	$3.3	$5.2	$21.8
Net income per share, basic and diluted	$0.31	$0.55	$0.21	$0.32	$1.39

2008 Quarters
Net income (loss)	$12.7	$4.5	$9.5	$(2.5)	$24.2
Net income (loss) per share, basic and diluted	$0.93	$0.32	$0.67	$(0.17)	$1.72

(1)

In the first and fourth quarter of 2009, we recognized $1.1 million and $0.8 million, respectively, related to prior year income recognized by the Partnership from the Mustang Pipeline System. Both amounts are net of taxes.