Form 10-Q
period 2010-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2010-07-27
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Registrant had 17,024,589 Listed Shares outstanding as of July 27, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2010.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, reference to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C.

This Quarterly Report on Form 10-Q contains forward-looking statements, which are typically identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “project,” “strategy,” ”target,” “could,” “should” or “will” and similar words or statements, express or implied, suggesting future outcomes or an outlook or the negative of those terms. Although we believe that these forward-looking statements are reasonable based on the information available on the dates these statements are made and processes used to prepare the information, these statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. By their nature, these statements involve a variety of assumptions, unknown risks, uncertainties and other factors, which may cause actual results, levels of activity and performance to differ materially from those expressed or implied by these statements.

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance including but not limited to those risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our other reports that we have filed or will file with the Securities and Exchange Commission, or SEC. Additionally, risk and uncertainties affecting Enbridge Energy Partners, L.P., or the Partnership, will directly affect our results of operations, financial position and cash flows and could cause our actual results to differ from the forward-looking statements herein. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent, and our future course of action depends on our management’s assessment of all information available at the relevant time. Except to the extent required by law, we assume no obligation to publicly update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements, as such may be updated in our future filings with the SEC. For additional discussion of risks ,uncertainties and assumptions, see “Risk Factors” included in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Also see “Information Regarding Forward-looking Statements” and “Item 1.A Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 and its subsequently filed quarterly reports on Form 10-Q and other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, (the “Exchange Act,”) for a discussion of risks to the Partnership that also may affect us.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2010	2009	2010	2009
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$17.3	$13.6	$31.3	$21.0

Income before income tax expense	17.3	13.6	31.3	21.0
Income tax expense	6.4	5.0	11.5	7.7

Net income	$10.9	$8.6	$19.8	$13.3

Net income per share, basic and diluted	$0.64	$0.55	$1.19	$0.88

Weighted average shares outstanding	16.9	15.5	16.7	15.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2010	2009	2010	2009
	(unaudited; in millions)
Net income	$10.9	$8.6	$19.8	$13.3
Equity in other comprehensive income of Enbridge Energy Partners, L.P., net of tax benefit of $2.8, $4.0, $2.4 and $3.7, respectively	(4.5)	(6.8)	(4.0)	(6.4)

Comprehensive income	$6.4	$1.8	$15.8	$6.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the six month period ended June 30,
	2010	2009
	(unaudited; in millions)
Cash flows from operating activities
Net income	$19.8	$13.3
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(31.3)	(21.0)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	—	(0.1)
Due to affiliates	—	0.1
Deferred income taxes	11.5	7.7

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2010	December 31, 2009
	(unaudited; dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	593.4	567.8

	$593.5	$567.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability	96.5	87.1

	96.6	87.2

Stockholders’ equity
Voting shares-unlimited authorized; 1.89 and 1.82 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Listed shares-unlimited authorized; 17,024,589 and 16,388,865 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	695.6	662.3
Accumulated deficit	(181.6)	(168.5)
Accumulated other comprehensive income (loss)	(17.1)	(13.1)

	496.9	480.7

	$593.5	$567.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., or the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2010, our results of operations for the three and six month periods ended June 30, 2010 and 2009 and our cash flows for the six month periods ended June 30, 2010 and 2009. We derived our statement of financial position as of December 31, 2009 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our results of operations for the three and six month periods ended June 30, 2010 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnership’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

2. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the six month period ended June 30, 2010:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Listed Shares distributed to General Partner (1)
April 28, 2010	May 7, 2010	May 14, 2010	$1.0025	$51.57	324,614	268,708	55,906
January 29, 2010	February 5, 2010	February 12, 2010	0.990	52.15	311,110	257,530	53,580

(1)	Enbridge Energy Company, Inc., is the general partner of the Partnership, which we refer to as the General Partner.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $32.9 million and $29.7 million during the six month periods ended June 30, 2010 and 2009, respectively.

3. CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. We recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)—(Continued)

adjustment directly to “Stockholders’ equity” on our statements of financial position in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests in consolidated financial statements.

In June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. The Partnership issued 287,345 Class A common units at an average sales price of $52.52 per unit, for proceeds of approximately $14.8 million, net of commissions and issuance costs for the three and six month periods ended June 30, 2010. Our ownership interest in the Partnership remained the same at 14.1 percent, immediately prior to and following the issuances. We increased the book value of our investment in the Partnership by $0.7 million as a result of the capital account adjustments recorded by the Partnership in connection with the sale and issuance of its Class A common units, with an offsetting entry recorded to “Stockholders’ equity.”

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three month period ended June 30,		For the six month period ended June 30,
	2010	2009	2010	2009
	(unaudited; in millions)
Operating revenues	$1,747.4	$1,299.3	$3,678.6	$2,740.5
Operating expenses	1,520.8	1,122.0	3,281.2	2,441.2

Operating income	$226.6	$177.3	$397.4	$299.3

Income from continuing operations	$154.5	$117.5	$280.6	$185.7
Income from discontinued operations	—	—	—	0.4

Net income	154.5	117.5	280.6	186.1
Less: Net income attributable to noncontrolling interest	14.5	—	25.2	—

Net income attributable to Enbridge Energy Partners, L.P.	$140.0	$117.5	$255.4	$186.1

We owned approximately 14.1 percent and 13.2 percent of the Partnership at June 30, 2010 and 2009, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On July 23, 2010, our board of directors declared a share distribution payable on August 13, 2010 to shareholders of record as of August 5, 2010 based on the $1.0275 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit, by the average closing price of one of our listed shares on the New York Stock Exchange, or NYSE, for the 10-trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our listed shareholders and additional shares to the general partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units we own. At June 30, 2010 and 2009, through our ownership of i-units, we had an approximate 14.1 percent and 13.2 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the general partner, and limited partners for the periods presented.

	For the three month period ended June 30,		For the six month period ended June 30,
	2010	2009	2010	2009
	(unaudited; in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$140.0	$117.5	$255.4	$186.1
Less: Net income allocated to the general partner	18.5	14.9	33.6	28.8

Net income allocated to limited partners	$121.5	$102.6	$221.8	$157.3

Our net income of $10.9 million and $8.6 million for the three month periods ended June 30, 2010 and 2009, respectively, and $19.8 million and $13.3 million for the six month periods ended June 30, 2010 and 2009, respectively, represents equity in earnings attributable to the i-units that we own reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.8% and 36.7% for the three and six month periods ended June 30, 2010 and 2009, respectively, applied to our share of the earnings of the Partnership for the respective periods.

For the three months ended June 30, 2010, our net income increased by $2.3 million as compared to the same period in 2009. The increase is primarily attributable to the $3.7 million increase in equity income from the Partnership resulting from the increase in its net income in relation to the same period in 2009. This increase was offset by an additional $1.4 million of income taxes associated with the increase in our net income.

For the six months ended June 30, 2010, our net income increased by $6.5 million as compared to the same period in 2009. The components comprising our net income changed during the six month period ended June 30, 2010 compared with the same period in 2009 for the same reasons as noted above in the three-month analysis.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. We recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Stockholders’ equity” on our statements of financial position in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests in consolidated financial statements.

In June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. The Partnership issued 287,345 Class A common units at an average sales price of $52.52 per unit, for proceeds of approximately $14.8 million, net of commissions and issuance costs for the three and six month periods ended June 30, 2010. Our ownership interest in the Partnership remained the same at 14.1 percent immediately prior to and following the issuances. We increased the book value of our investment in the Partnership by $0.7 million as a result of the capital account adjustments recorded by the Partnership in connection with the sale and issuance of its Class A common units, with an offsetting entry recorded to “Stockholders’ equity.”

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At June 30, 2010, our issued capitalization consisted of $695.6 million associated with our 17,024,589 Listed Shares outstanding.

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

INCOME TAXES

Our income tax expense of $6.4 million and $11.5 million for the three and six month periods ended June 30, 2010, respectively, is $1.4 million and $3.8 million more than the income tax expense we incurred for the corresponding periods in 2009. The increase in income tax expense for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 was due to the increase in our taxable income primarily associated with greater amounts of equity income we recognized from the Partnership.

We computed our income tax expense for the three and six month periods ended June 30, 2010 by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%. We computed our income tax expense for the three and six month periods ended June 30, 2009 by applying a 36.7% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.7%.

SUBSEQUENT EVENTS

Share Distribution

On July 23, 2010, our board of directors declared a share distribution payable on August 13, 2010 to shareholders of record as of August 5, 2010 based on the $1.0275 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit, by the average closing price of one of our Listed Shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our listed shareholders and additional shares to the general partner in respect of these additional i-units.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk” in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls And Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended June 30, 2010.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these legal proceedings will not, individually or in the aggregate, have a material adverse effect on our operating results, cash flows or financial position.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: July 27, 2010	By:	/s/ STEPHEN J. J. LETWIN
Stephen J. J. Letwin
Managing Director (Principal Executive Officer)

Date: July 27, 2010	By:	/s/ MARK A. MAKI
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

3.2

Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C., dated October 17, 2002 (incorporated by reference to Exhibit 3.2 to Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).

3.3

Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C., dated May 1, 2006 (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.