Form 10-K
period 2010-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2011-02-18
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1414604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Louisiana Street, Suite 3300,

Houston, Texas 77002

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code

(713) 821-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $717,004,512 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 18, 2011, the registrant has 17,928,170 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2010

This Annual Report on Form 10-K contains forward-looking statements, which are typically identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “project,” “strategy,” “target,” “could,” “should” or “will” and similar words or statements, express or implied, suggesting future outcomes or statements regarding an outlook or the negative of those terms. Although we believe that these forward-looking statements are reasonable based on the information available on the dates these statements are made and processes used to prepare the information, these statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. By their nature, these statements involve a variety of assumptions, unknown risks, uncertainties, and other factors, which may cause actual results, levels of activity and performance to differ materially from those expressed or implied by these statements.

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, including but not limited to those risks and uncertainties discussed in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publically update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons actions on our behalf are expressly qualified in their entirety by these cautionary statements, as such may be updated in our future filings with the Securities and Exchange Commission. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. Also see “Information Regarding Forward-looking Statements” and “Item 1.A Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

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

As of December 31, 2010 and 2009, we owned an approximate 13.7 percent and 13.6 percent limited partnership interest of the Partnership, respectively. At December 31, 2010, the General Partner owned 1.96, or 100 percent, of our voting shares, as well as 3,038,467, or 17.2 percent of our Listed Shares, while the remaining 14,604,242, or 82.8 percent, or our Listed Shares were held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, that we refer to herein as the Partnership’s 10-K.

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

Under its partnership agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership’s partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its common units, the number of i-units we own increases automatically under the Partnership’s partnership agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently, with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see “Information Regarding Forward-looking Statements” and “Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Item 1A of Part I, “Risk Factors,” of the Partnership’s 10-K.

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

In addition, the fraction of a share to be issued in each quarterly distribution on our outstanding shares is based on the average closing price of our shares for the 10 consecutive trading days preceding the ex-dividend date for our Listed Shares. Because the market price of our Listed Shares may vary substantially over time, the value of the additional shares that we distribute to our shareholders may vary substantially from the cash that you would have received had you owned common units of the Partnership instead of our Listed Shares.

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

Under the delegation of control agreement, the General Partner has delegated to us management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner under the Partnership’s partnership agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the United States federal securities laws, for which indemnification may be against public policy.

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

TAX RISKS TO OUR SHAREHOLDERS

If the Partnership were treated as a corporation for United States federal income tax purposes, the value of our shares would be substantially reduced, and the owner of our voting shares would have the right to merge us into the Partnership.

The anticipated benefit of an investment in our shares depends largely on the continued treatment of the Partnership as a partnership for United States federal income tax purposes. Current law requires the Partnership to derive at least 90% of its annual gross income from specific activities to continue to be treated as a partnership for United States federal income tax purposes. The Partnership may not find it possible, regardless of its efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law could change so as to cause the Partnership to be treated as a corporation for United States federal income tax purposes without regard to its sources of income or otherwise subject the Partnership to entity-level taxation.

If the Partnership were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the corporate tax rate, which currently is a maximum of 35%, and such treatment also may subject the Partnership to state income taxes at varying rates. Additional taxes imposed on the Partnership as a result of being treated as a corporation could substantially reduce the amount of cash available for distribution to the holders of its common units, which in turn could reduce the value of the i-units we own and the value of your shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be a taxable distribution to us.

Under the provisions of our limited liability company agreement and the Partnership’s partnership agreement, if the Partnership were to be treated as a corporation for United States federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the United States Internal Revenue Service, or IRS, that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such an event, you would receive common units or other securities substantially similar to the common units in exchange for your shares.

RISKS ARISING FROM OUR ORGANIZATIONAL STRUCTURE AND RELATIONSHIPS WITH ENBRIDGE, THE GENERAL PARTNER, AND THE PARTNERSHIP

Our shares are subject to purchase provisions that could result in you having to sell your shares at a time or price that may be unfavorable to you.

If Enbridge were to exercise any of its rights to purchase our shares that are held by you, you would be required to sell your shares for cash at a time or price that may be undesirable, and you could receive an amount of cash that is less than the amount that you paid for your shares. Any such sale would be taxable for United States federal income tax purposes, and you would recognize a gain or loss equal to the difference between the amount of cash received and your tax basis in the shares sold.

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

For example, this limitation could have the result of discouraging a third-party from attempting to remove the General Partner and take over our management of the Partnership by making a tender offer for the common units at a price above their trading market price.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2010 Quarters
High	$54.51	$52.91	$57.79	$64.39
Low	$45.69	$40.50	$48.78	$55.04
2009 Quarters
High	$32.19	$40.60	$46.03	$54.32
Low	$23.50	$28.59	$34.77	$43.47

On February 17, 2011, the last reported sales price of the Listed Shares on the NYSE was $64.42. As of February 10, 2011, there were approximately 19,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the share distributions, as approved by the board of directors, for each period in the years ended December 31, 2010 and 2009.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in dollars, except unit amounts)
2010
October 27	November 4	November 12	$1.0275	$58.73	303,352	251,108	52,244
July 23	August 5	August 13	$1.0275	$55.57	314,768	260,558	54,210
April 28	May 7	May 14	$1.0025	$51.57	324,614	268,708	55,906
January 29	February 5	February 12	$0.9900	$52.15	311,110	257,530	53,580

					1,253,844	1,037,904	215,940

2009
October 29	November 5	November 13	$0.9900	$47.28	336,128	278,239	57,889
July 24	August 6	August 14	$0.9900	$42.16	368,333	304,898	63,435
April 30	May 7	May 15	$0.9900	$34.55	436,857	361,621	75,236
January 30	February 5	February 13	$0.9900	$30.17	484,494	401,053	83,441

					1,625,812	1,345,811	280,001

In 2010 and 2009, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $68.3 million and $61.1 million, respectively.

On January 28, 2011, our board of directors declared a share distribution payable on February 14, 2011, to shareholders of record as of February 4, 2011, based on the $1.0275 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2011 was 285,459.

The total i-units distributed to us was computed by dividing $1.0275, the cash amount distributed per common unit, by $63.50, the average closing price of the Listed Shares on the NYSE for the 10 consecutive trading days prior to the ex-dividend date, multiplied by 17,642,711, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

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

	As of and for the year ended December 31,
	2010(1)	2009	2008	2007	2006
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(38.2)	$35.0	$51.8	$32.0	$44.6
Gain (Loss) on issuance of units by Enbridge Energy Partners, L.P.	—	—	(13.3)	17.0	—
Income tax benefit (expense)	14.5	(13.2)	(14.3)	(17.6)	(15.9)

Net income (loss)	$(23.7)	$21.8	$24.2	$31.4	$28.7

Basic and diluted earnings per share	$(1.39)	$1.39	$1.72	$2.40	$2.35

Weighted average shares outstanding	17.0	15.7	14.1	13.1	12.2

Equivalent distribution value per share(2)	$4.0475	$3.9600	$3.8800	$3.7250	$3.7000

Number of additional shares distributed	1.25	1.63	1.20	0.89	0.97

Total assets at December 31	$551.5	$567.9	$544.4	$462.0	$429.5

(1)

In 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected it’s operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010.

(2)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3 to our financial statements included in this Annual Report on Form 10-K beginning on page F-1, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in “Part II, Item 6.” of the Partnership’s 10-K, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for United States federal income tax purposes. Our sole investment is all of a special class of units issued by the Partnership, referred to as “i-units,” representing limited partner interests in the Partnership. The General Partner owns all of our voting shares and is an indirect, wholly-owned subsidiary of Enbridge.

By agreement with the Partnership, the General Partner and us, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2010, 2009 and 2008, through our ownership of i-units, we had an approximate 13.7 percent, 13.6 percent and 12.7 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(198.5)	$316.6	$403.2
Less: net income allocated to the General Partner	(63.1)	(56.9)	(50.7)

Net income (loss) allocated to limited partners	$(261.6)	$259.7	$352.5

Our net loss of $23.7 million and net income of $21.8 million for the years ended December 31, 2010 and 2009, respectively, represents our equity in earnings and losses of the Partnership attributable to the i-units that we own reduced by deferred income tax expense. Net income of $24.2 million for the year ended December 31, 2008 represents our equity in the earnings of the Partnership, minus the loss we recognized for adjustments the Partnership made to its capital accounts when it issued additional common units in 2008, reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.7% in 2010, 37.8% in 2009 and 37.1% in 2008, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2010 compared with year ended December 31, 2009

For the year ended December 31, 2010, our net income decreased by $45.5 million resulting in a net loss of $23.7 million as compared with the same period in 2009. The decrease is primarily attributable to the $73.2 million decrease in equity income from the Partnership resulting from the decrease in its net income in relation to the same period in 2009. The Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010. The decrease in equity income from the Partnership was partially offset by $27.7 million of decreased income tax expense associated with the decrease in our net income.

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

The following table presents the Partnership’s 2010 Class A common unit issuances, our ownership percentage in the Partnership before and subsequent to each issuance as well as the gain or loss we recognized from the capital account adjustments recorded by the Partnership.

Issuance Date	Number of Class A common units Issued	Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Capital Account Adjustments
	(in millions, except units and per unit amounts)
2010:
November	5,980,000	$60.12	$354.8	14.4%	13.7%	$25.5

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

Also, in June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA, during the year ended December 31, 2010:

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Capital Account Adjustments
	(in millions, except units and per unit amounts)
April 1 to June 30, 2010	287,345	$52.52	$15.1	14.1%	14.1%	$0.7
July 1 to September 30, 2010	686,741	$54.21	37.0	14.3%	14.2%	1.8
October 1 to December 31, 2010(2)	144,615	$55.70	7.8	14.2%	14.2%	0.5

2010 Totals	1,118,701		$59.9			$3.0

(1)	Net of commissions and issuance costs and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Issuances under the EDA during the three-month period ended December 31, 2010 occurred from October 1 to October 5, 2010.

During the year ended December 31, 2010, we recorded a total of $28.5 million in capital account adjustments in relation to the Partnership’s Class A common unit issuances, detailed above. The net of tax effect of these capital account adjustments on our December 31, 2010 statement of shareholders’ equity was $17.9 million.

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

Issuance Date	Number of Class A common units Issued	Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Capital Account Adjustments(2)(3)
	(in millions, except units and per unit amounts)
2008:
December	16,250,000	$30.76	$509.8	14.7%	12.7%	$ (19.7)
March	4,600,000	$49.00	221.8	14.8%	14.1%	6.4

2008 Totals	20,850,000		$731.6			$ (13.3)

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)

Prior to our January 1, 2009 adoption of the authoritative accounting guidance for noncontrolling interests, we recognized changes recorded by the Partnership to our book capital accounts resulting from Partnership issuances as a gain or loss in our statements of income.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2010, our issued capitalization consisted of $748.5 million associated with our 17,642,709 Listed Shares outstanding.

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

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. The effective tax rate we have used in computing the income tax provision in 2010 is 37.7%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.7%.

Our income tax benefit of $14.5 million for the year ended December 31, 2010 compares to the $13.2 million of income tax expense we incurred for the same period in 2009. The decrease in income tax benefit was due to the taxable loss associated with the lower equity income we recognized from the Partnership.

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

SUBSEQUENT EVENTS

Share Split

On February 18, 2011, the board of directors of Enbridge Management approved a split of the Listed and voting shares of Enbridge Management to be effected by a distribution on April 21, 2011 of one Listed share for each Listed share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The General Partner is the holder of all of our voting shares and approximately 3,087,629 of our Listed shares.

Share Distribution

On January 28, 2011, our board of directors declared a share distribution payable on February 14, 2011, to shareholders of record as of February 4, 2011 based on the $1.0275 per limited partner unit distribution declared by the Partnership. We received 285,459 i-units from the Partnership, which is computed by dividing $1.0275, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 236,297 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

Our share distributions are dependent upon the cash distribution declarations of the Partnership. In the near-term, the Partnership expects to maintain its present distribution rate to its unitholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as United States GAAP. The preparation of these financial statements in conformity with United States GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2010, 2009, and 2008, we owned approximately 13.7 percent, 13.6 percent and 12.7 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

Capital Account Adjustments on Issuances of Common Units by the Partnership

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act, within the time periods specified by the SEC’s rules and forms. Our management has evaluated, the effectiveness, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States GAAP.

Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with United States GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, beginning on page F-2.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December  31, 2010.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a delegation of control agreement among us, the General Partner and the Partnership. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc., as the sole shareholder of the General Partner. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the respective boards of directors of the General Partner and Enbridge Management. All directors and officers of the General Partner hold identical positions in Enbridge Management, except for Mark A. Maki and Terrance L. McGill.

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	68	Director and Chairman of the Board
Jeffrey A. Connelly	64	Director
J. Herbert England	64	Director
Dan A. Westbrook	58	Director
Mark A. Maki	46	President of Enbridge Management, Senior Vice President of General Partner and Director
Terrance L. McGill	56	President of General Partner, Senior Vice President of Enbridge Management and Director
Al Monaco	51	Director
Stephen J. Wuori	53	Executive Vice President—Liquids Pipelines and Director
Stephen J.J. Letwin	55	Retired Managing Director and Director
George K. Petty	69	Retired Director
Officers:
Richard L. Adams	46	Vice President—U.S. Operations, Liquids Pipelines
Janet L. Coy	53	Vice President—Natural Gas Marketing
E. Chris Kaitson	54	Vice President—Law
Douglas V. Krenz	59	Senior Vice President—Commercial & Business Development
John A. Loiacono	48	Vice President—Commercial Activities
Susan E. Miller	52	Vice President—Integrity
Byron C. Neiles	45	Vice President—Major Projects
Stephen J. Neyland	43	Vice President—Finance
Kerry C. Puckett	49	Vice President—Engineering and Operations, Gathering and Processing
William M. Ramos	51	Controller
Allan M. Schneider	52	Vice President—Regulated Engineering and Operations
Bruce A. Stevenson	55	Corporate Secretary
David K. Wudrick	47	Treasurer
Leon A. Zupan	55	Vice President—Liquids Pipelines Operations

DIRECTORS AND EXECUTIVE OFFICERS

Martha O. Hesse

Martha O. Hesse was elected as Chairman of the Board in May 2007 and as a director of the General Partner and Enbridge Management in March 2003 and serves as a member of the Audit, Finance & Risk Committee. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the FERC from 1986 to 1989. Ms. Hesse also served as Senior Vice President of First Chicago Corporation and as Assistant Secretary for Management and Administration of the United States Department of Energy. She is a private investor and currently serves as a director of Mutual Trust Financial Group.

Ms. Hesse’ contribution to the Board is enhanced by her experience as the former Chairman of the FERC and as an Assistant Secretary with the Department of Energy in Washington, D.C. particularly since many of our operations are federally regulated. Her government experience in combination with her banking and gas marketing experience fits well with our strategic direction.

Jeffrey A. Connelly

Jeffrey A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001.

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation a former Fortune 500 Company whose principal business segments included gathering, processing, storage, and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and serves on the Audit, Finance & Risk Committee. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. Mr. England has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company).

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions as well as his service with other public company audit committees.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee. In 2008 he joined the board of directors of the Carrie Tingley Hospital Foundation and currently also serves on the board of Ivanhoe Mines, an international mining company. From May 2007 until August 2008 he served on the board of directors of Synenco Energy Inc. where he was a member of their Audit & Risk and Finance Committees, until Synenco was acquired by Total E&P Canada. From January 2006 until May 2008, he served on the board of directors of Knowledge Systems Inc., a privately held United States company prior to its acquisition by Halliburton. From 2001 to 2005 Mr. Westbrook served as President of BP China Gas, Power & Upstream and Vice-Chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiaries and other Chinese companies. From 1999 to 2001 Mr. Westbrook was the Associate President with BP in Argentina. Prior to that, Mr. Westbrook held executive positions with BP in Houston, Russia, Chicago and The Netherlands. Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of B.P. China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

Mark A. Maki

Mark A. Maki was elected President of Enbridge Management and Senior Vice President of the General Partner and a director of both in October 2010. Mr. Maki previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 25 years with Enbridge, in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Terrance L. McGill

Terrance L. McGill was elected as a director and as President of the General Partner and Senior Vice President of Enbridge Management in October 2010. Prior to October 2010 Mr. McGill served as a director and President of the General Partner and of Enbridge Management since May 2006. Mr. McGill previously served as Vice President, Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

As the President of the General Partner, Mr. McGill gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Al Monaco

Al Monaco was elected as a director of the General Partner and Enbridge Management in October 2010 and simultaneously resigned as an officer of these entities. He also serves as President, Gas Pipelines, Green Energy & International of Enbridge since October 2010. Previously, Mr. Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and held similar responsibilities with Enbridge. Prior to that Mr. Monaco was President of Enbridge Gas Distribution Inc., a subsidiary of Enbridge, from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation from those positions in April 2003.

Since 1995 Mr. Monaco has held multiple roles of increasing financial and managerial responsibility during his career with Enbridge. Mr. Monaco brings the Board pipeline industry experience, extensive knowledge in the areas of investor relations, treasury and corporate finance, as well as leadership skills and knowledge of his local community and business environment.

Stephen J. Wuori

Stephen J. Wuori was elected a director of the General Partner and Enbridge Management in January 2008 and is also the Executive Vice President—Liquids Pipelines for the General Partner and Enbridge Management. Mr. Wuori also was elected President, Liquids Pipelines of Enbridge in October 2010. From 2008 to October 2010, Mr. Wuori served Enbridge as Executive Vice President, Liquids Pipelines. He was previously Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

As Executive Vice President—Liquids Pipelines, Mr. Wuori provides our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides financial expertise, leadership skills, pipeline operations expertise and knowledge of our business environment, which he has gained through his long career with Enbridge.

Stephen J.J. Letwin

Stephen J.J. Letwin retired from all his positions at Enbridge, the General Partner and Enbridge Management, in October 2010. Mr. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006 and was also Executive Vice President, Gas Transportation & International of Enbridge. Prior to his election he served Enbridge as Group Vice President, Gas Strategy & Corporate Development from April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services from September 2000. He currently serves as a director of Precision Drilling Trust and Gaz Metro, LP.

Mr. Letwin’s extensive oil and gas industry experience in both financial and executive management roles allowed him to contribute significantly to the Company both as Managing Director of the General Partner and as a Board member.

George K. Petty

George K. Petty retired as a director of the General Partner and of Enbridge Management effective January 19, 2011. He had been elected a director of the General Partner in February 2001 and Enbridge Management upon its formation and served on the Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001 and continues to serve Enbridge in that capacity. He served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty retired in 1994 from AT&T Corporation as a Vice-President after 25 years of service. He currently serves on the Board of Directors of FuelCell Energy, Inc.

Mr. Petty’s experience as the chief executive officer of a regulated telecommunications company provided valuable insight particularly to the regulated portions of our businesses.

OTHER OFFICERS

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

Janet L. Coy was elected Vice President—Natural Gas Marketing of the General Partner and Enbridge Management in October 2010. Ms. Coy previously served as President of the natural gas marketing subsidiaries of Enbridge Management and the General Partner since the acquisition of Midcoast Energy Resources, Inc. and continues to serve in that capacity.

E. Chris Kaitson was elected Vice President, Law of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

Douglas V. Krenz was elected Senior Vice President—Commercial & Business Development of the General Partner and Enbridge Management in October 2010. Previously, from January 2005 to November 2009, Mr. Krenz served as Vice President of the General Partner and Enbridge Management. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

John A. Loiacono was elected Vice President, Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources, Inc. in February 2000 as an Asset Optimizer until it was acquired by Enbridge in May 2001.

Susan E. Miller was elected Vice President—Integrity of the General Partner and Enbridge Management in October 2010. Ms. Miller previously served as Vice President, International Business Development for Enbridge since September 2009, including serving as General Manager of the OCENSA crude oil pipeline in Colombia since 2006. Ms. Miller has been an Enbridge employee since 1988.

Byron C. Neiles was elected Vice President—Major Projects of the General Partner and Enbridge Management in October 2010. Mr. Neiles previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

Stephen J. Neyland was elected Vice President—Finance of the General Partner and Enbridge Management in October 2010. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to his election he served as Controller, Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005, and in other managerial roles in Finance and Accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

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

William M. Ramos was elected Controller of the General Partner and Enbridge Management in October 2010. Prior to his election he served as Assistant Controller and in other managerial roles of the General Partner with responsibility for financial accounting, reporting and control from April 2005. Mr. Ramos served in various management capacities in energy-related companies prior to 2005.

Allan M. Schneider was elected Vice President, Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Prior to his election he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

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

David K. Wudrick was elected Treasurer of the General Partner and Enbridge Management in April 2010. He is also Director, Finance of Enbridge, a position he has held since April 2010. Previously he was Director, Treasury of Enbridge from 2007 and Treasurer of Enbridge Management Service Inc., a wholly-owned subsidiary of Enbridge from 2005.

Leon A. Zupan was elected Vice President—Operations, Liquids Pipelines of the General Partner and Enbridge Management in July 2004, and is Senior Vice President—Operations of Enbridge. Mr. Zupan previously served as Vice President, Operations of Enbridge from 2004 and Vice President, Development & Services for Enbridge Pipelines from 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2010 and prior years were timely made.

GOVERNANCE MATTERS

Our board of directors currently does not consist of a majority of independent directors. We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 10, 2010.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for senior officers, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C, 1100 Louisiana, Suite 3300, Houston, TX 77002.

We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgemanagement.com. We post on our website any amendments to or waivers of our Statement of Business Conduct, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgemanagement.com. We post on our website any amendments to our Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to these amendments through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana, Suite 3300, Houston, TX 77002.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the Audit Committee, comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are Jeffrey A. Connelly, Dan A. Westbrook, Martha O. Hesse and J. Herbert England. George K. Petty resigned as a Director and as a member of the Audit Committee on January 19, 2011 and J. Herbert England was elected to fill the Audit Committee vacancy on January 28, 2011. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

The charter of the Audit Committee is available on our website at www.enbridgemanagement.com. The charter of the Audit Committee complies with the listing standards of the NYSE currently applicable to us. This material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

Enbridge Management’s board of directors has determined that Jeffrey A. Connelly, Martha O. Hesse and J. Herbert England qualify as “Audit Committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit, Finance and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. Petty served on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc. and Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. Petty’s simultaneous service on such audit committees did not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

Mr. England serves on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc. and Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

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

The discussion of executive compensation for the Partnership is found in “Part III, Item 11” of the Partnership’s 10-K, which is hereby incorporated by reference as the Partnership reimburses a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

The compensation policies and philosophy of Enbridge govern the types and amount of compensation of the Named Executive Officers, or NEOs. Since these policies and philosophy are those of Enbridge, we also refer you to a discussion of those items as set forth in the Executive Compensation section of the Enbridge “Management Information Circular,” or MIC, on the Enbridge website at www.enbridge.com. The Enbridge MIC is produced by Enbridge pursuant to Canadian securities regulations and is not incorporated into this document by reference or deemed furnished or filed by us under the Exchange Act; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of the General Partner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 18, 2011, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than five percent of our Listed shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	3,087,629	17.2
1100 Louisiana, Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	3,709,942	21.4
1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067
Neuberger Berman Group, L.L.C.(4)	1,554,432	9.0
605 Third Avenue New York, NY 10158

(1)

As of February 18, 2011, there were 17,928,168 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 100% of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power with respect to all of such shares in its amendment to its Schedule 13G, filed February 9, 2011. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)	Neuberger Berman Group L.L.C. reported sole voting power as to 1,481,639 shares and shared dispositive power as to 1,554,432 shares in its amendment to its Schedule 13G, filed February 14, 2011.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 18, 2011, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Martha O. Hesse(5)	Listed Shares	23,783	—	Class A common units	—	—
Jeffrey A. Connelly(6)	Listed Shares	—	—	Class A common units	9,000	*
J. Herbert England	Listed Shares	—	—	Class A common units	3,938	*
George K. Petty(2)	Listed Shares	4,053	*	Class A common units	3,300	*
Dan A. Westbrook(3)	Listed Shares	—	—	Class A common units	10,500	*
Mark A. Maki	Listed Shares	1,094	*	Class A common units	1,500	*
Terrance L. McGill	Listed Shares	1,923	*	Class A common units	4,000	*
Al Monaco	Listed Shares	—	—	Class A common units	—	—
Stephen J. Wuori	Listed Shares	—	—	Class A common units	—	—
Stephen J.J. Letwin(4)	Listed Shares	—	—	Class A common units	22,434	*
Richard L. Adams	Listed Shares	—	—	Class A common units	—	—
Janet L. Coy	Listed Shares	—	—	Class A common units	—	—
E. Chris Kaitson	Listed Shares	—	—	Class A common units	—	—
Douglas V. Krenz	Listed Shares	—	—	Class A common units	—	—
John A. Loiacono	Listed Shares	—	—	Class A common units	1,000	*
Susan E. Miller	Listed Shares	—	—	Class A common units	—	—
Byron C. Neiles	Listed Shares	—	—	Class A common units	—	—
Stephen J. Neyland	Listed Shares	—	—	Class A common units	—	—
Kerry C. Puckett	Listed Shares	—	—	Class A common units	1,000	*
William M. Ramos	Listed Shares	—	—	Class A common units	—	—
Allan M. Schneider	Listed Shares	—	—	Class A common units	—	—
Bruce A. Stevenson	Listed Shares	—	—	Class A common units	—	—
David K. Wudrick	Listed Shares	—	—	Class A common units	—	—
Leon A. Zupan	Listed Shares	—	—	Class A common units	—	—

All Officers, directors and nominees as a group (24 persons)	Listed Shares	30,853	*	Class A common units	56,672	*

*	Less than one percent.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 3,300 Class A common units deemed beneficially owned by Mr. Petty, 683 of such Class A common units are held in an account of his aunt, for which Mr. Petty has been granted power-of-attorney to effect trades. Of the 4,053 Listed Shares deemed beneficially owned by Mr. Petty, 1,111 Listed Shares are held in each of two Uniform Gifts to Minors Act custodial accounts for the benefit of two granddaughters and 486 Listed Shares are held in a Uniform Gifts to Minors Act custodial account for the benefit of his grandson. Mr. Petty is the custodian for each such account.

(3)

Of the 10,500 Class A common units deemed beneficially owned by Mr. Westbrook, 8,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 2,500 Class A common units are held by the Mary Ruth Trust, for which Mr. Westbrook is one of the trustees, along with his mother, who is also the beneficiary.

(4)	Of the 22,434 Class A common units deemed beneficially owned by Mr. Letwin, 7,434 Class A common units are owned by Mr. Letwin’s spouse.

(5)	Of the 23,783 Listed Shares deemed beneficially owned by Ms. Hesse, 23,783 Listed Shares are held in an Individual Retirement Account established for her benefit.

(6)

Of the 9,000 Class A common units deemed beneficially owned by Mr. Connelly, 9,000 Class A common units are held in the Susan K. Connelly Family Trust of which Mr. Connelly is the trustee and a beneficiary.

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

For the years ended December 31, 2010, 2009 and 2008, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2010, 2009 and 2008, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5 of this Annual Report. At February 18, 2011, the General Partner owned approximately 3,087,629 or approximately 17.2 percent, of our Listed Shares and 1.99, or 100 percent, of our voting shares.

At February 18, 2011, we owned 17,928,170 i-units, representing all of the outstanding i-units and an approximate 13.9% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s 10-K, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” of the Partnership’s 10-K, which is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the years ended December 31,
	2010	2009
Audit fees(1)	$83,000	$60,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$83,000	$60,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under authority of our Board of Directors. All services in 2010 and 2009 were approved by the Audit, Finance & Risk Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements, which are incorporated by reference in Item 8 are included beginning on page F-1

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Statements of Income for each of the years ended December 31, 2010, 2009 and 2008.

c.	Statements of Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008.

d.	Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008.

e.	Statements of Financial Position as of December 31, 2010 and 2009.

f.	Statements of Shareholders’ Equity for each of the years ended December 31, 2010, 2009 and 2008.

g.	Notes to the Financial Statements.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)
	By:	/S/ MARK A. MAKI
Mark A. Maki
Date: February 18, 2011		(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February18, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/S/ MARK A. MAKI	/S/ TERRANCE L. MCGILL
Mark A. Maki President and Director (Principal Executive Officer)	Terrance L. McGill President of General Partner and Director

/S/ STEPHEN J. WUORI	/S/ AL MONACO
Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	Al Monaco Director

/S/ STEPHEN J. NEYLAND	/S/ WILLIAM M. RAMOS
Stephen J. Neyland Vice President—Finance (Principal Financial Officer)	William M. Ramos Controller

/S/ JEFFREY A. CONNELLY	/S/ J. HERBERT ENGLAND
Jeffrey A. Connelly Director	J. Herbert England Director

/S/ MARTHA O. HESSE	/S/ DAN A. WESTBROOK
Martha O. Hesse Director	Dan A. Westbrook Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment Agreement between Stephen J.J. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed on May 3, 2006).
10.8+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
10.9+	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.27 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2011

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(38.2)	$35.0	$51.8
Loss on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	—	—	(13.3)

Income (loss) before income tax expense	(38.2)	35.0	38.5
Income tax expense (benefit) (Note 6)	(14.5)	13.2	14.3

Net income (loss)	$(23.7)	$21.8	$24.2

Net income (loss) per share, basic and diluted	$(1.39)	$1.39	$1.72

Weighted average shares outstanding	17.0	15.7	14.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Net income (loss)	$(23.7)	$21.8	$24.2
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $2.4, $4.4 and $(16.1), respectively	(4.3)	(7.1)	27.8

Comprehensive income (loss)	$(28.0)	$14.7	$52.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Cash flows from operating activities
Net income (loss)	$(23.7)	$21.8	$24.2
Adjustments to reconcile net income to net cash flows from operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	38.2	(35.0)	(51.8)
Loss on issuance of units by Enbridge Energy Partners, L.P. (Note 4)	—	—	13.3
Changes in operating assets and liabilities, net of cash acquired:
Deferred income taxes (Note 6)	(14.5)	13.2	14.3

Net cash flows from operating activities	—	—	—

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2010	2009
	(dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	551.4	567.8

	$551.5	$567.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability (Note 6)	80.8	87.1

	80.9	87.2

Commitments and contingencies
Shareholders’ equity (Note 3)
Voting shares-unlimited authorized; 1.96 and 1.82 issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Listed shares-unlimited authorized; 17,642,709 and 16,388,865 issued and outstanding at December 31, 2010 and 2009, respectively	748.5	662.3
Accumulated deficit	(260.5)	(168.5)
Accumulated other comprehensive income (loss)	(17.4)	(13.1)

	470.6	480.7

	$551.5	$567.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting shares
Beginning balance	1.82	$—	1.64	$—	1.51	$—
Share distributions (Note 3)	0.14	—	0.18	—	0.13	—

Ending balance	1.96	—	1.82	—	1.64	—

Listed shares
Beginning balance	16,388,865	662.3	14,763,053	601.2	13,564,084	547.0
Capital account adjustments	—	17.9		—		—
Share distributions (Note 3)	1,253,844	68.3	1,625,812	61.1	1,198,969	54.2

Ending balance	17,642,709	748.5	16,388,865	662.3	14,763,053	601.2

Accumulated deficit
Beginning balance		(168.5)		(129.2)		(99.2)
Net income (loss)		(23.7)		21.8		24.2
Share distributions (Note 3)		(68.3)		(61.1)		(54.2)

Ending balance		(260.5)		(168.5)		(129.2)

Accumulated other comprehensive income (loss)
Beginning balance		(13.1)		(6.0)		(33.8)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(4.3)		(7.1)		27.8

Ending balance		(17.4)		(13.1)		(6.0)

Total shareholders’ equity		$470.6		$480.7		$466.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or “Listed Shares,” are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 1.96, or 100 percent, of our voting shares, as well as 3,038,467, or 17.2 percent, of our Listed Shares, while the remaining 14,604,242 or 82.8 percent, of our Listed Shares were held by the public at December 31, 2010.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2010 and 2009, we owned approximately 13.7 percent and 13.6 percent of the Partnership, respectively.

Capital Account Adjustments on Issuances of Common Units by the Partnership

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

We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agrees to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership, and from any taxes arising out of a transaction involving the i-units owned, to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction, in each case, other than any Texas franchise taxes and other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. As a result, we accrue state income taxes in addition to federal income tax.

Accounting for Uncertainty in Income Taxes

We adopted and implemented the authoritative accounting guidance for accounting for uncertainty in income taxes that clarifies the accounting for the uncertainty in income taxes recognized in a company’s financial statements. Our adoption of this guidance did not materially affect our operating results, cash flows or financial position.

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

The following table sets forth the details regarding our share distributions, as approved by our board of directors for each period in the years ended December 31, 2010, 2009 and 2008.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in dollars, except unit amounts)
2010
October 27	November 4	November 12	$1.0275	$58.73	303,352	251,108	52,244
July 23	August 5	August 13	$1.0275	$55.57	314,768	260,558	54,210
April 28	May 7	May 14	$1.0025	$51.57	324,614	268,708	55,906
January 29	February 5	February 12	$0.9900	$52.15	311,110	257,530	53,580

					1,253,844	1,037,904	215,940

2009
October 29	November 5	November 13	$0.9900	$47.28	336,128	278,239	57,889
July 24	August 6	August 14	$0.9900	$42.16	368,333	304,898	63,435
April 30	May 7	May 15	$0.9900	$34.55	436,857	361,621	75,236
January 30	February 5	February 13	$0.9900	$30.17	484,494	401,053	83,441

					1,625,812	1,345,811	280,001

2008
October 30	November 6	November 14	$0.9900	$34.88	407,455	337,282	70,173
July 28	August 6	August 14	$0.9900	$48.92	284,752	235,711	49,041
April 28	May 7	May 15	$0.9500	$51.38	255,460	211,464	43,996
January 28	February 6	February 14	$0.9500	$51.28	251,302	208,022	43,280

					1,198,969	992,479	206,490

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $68.3 million, $61.1 million and $54.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.    CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY THE PARTNERSHIP

The following table presents the issuances of additional Class A common units by the Partnership that resulted in changes in our capital accounts reflected in “Shareholders’ equity” on our statements of financial position. Our capital account is adjusted whenever the Partnership issues Class A common units as set forth in the Partnership agreement.

Issuance Date	Number of Class A common units Issued	Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Capital Account Adjustments(2)(3)
	(in millions, except units and per unit amounts)
2010:
November	5,980,000	$60.12	$354.8	14.4%	13.7%	$25.5

2008:
December	16,250,000	$30.76	$509.8	14.7%	12.7%	$(19.7)
March	4,600,000	$49.00	221.8	14.8%	14.1%	6.4

2008 Totals	20,850,000		$731.6			$(13.3)

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)

Prior to our January 1, 2009 adoption of the authoritative accounting guidance for noncontrolling interests, we recognized changes recorded by the Partnership to our book capital accounts resulting from Partnership issuances as a gain or loss in our statements of income. See discussion at Note 2—Summary of Significant Accounting Policies.

Equity Distribution Agreement

In June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA, during the year ended December 31, 2010:

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Capital Account Adjustments
	(in millions, except units and per unit amounts)
April 1 to June 30, 2010	287,345	$52.52	$15.1	14.1%	14.1%	$0.7
July 1 to September 30, 2010	686,741	$54.21	37.0	14.3%	14.2%	1.8
October 1 to December 31, 2010(2)	144,615	$55.70	7.8	14.2%	14.2%	0.5

2010 Totals	1,118,701		$59.9			$3.0

(1)	Net of commissions and issuance costs and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Issuances under the EDA during the three-month period ended December 31, 2010 occurred from October 1 to October 5, 2010.

During the year ended December 31, 2010, we recorded a total of $28.5 million in capital account adjustments in relation to the Partnership’s Class A common unit issuances, detailed above. The net of tax effect of these capital account adjustments on our December 31, 2010 statement of shareholders’ equity was $17.9 million.

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2010, 2009 and 2008, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

6.    INCOME TAXES

Our long-term deferred income tax liability of $80.8 million and $87.1 million at December 31, 2010 and 2009, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax liability. As of December 31, 2010, we have no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2010, 2009, and 2008 are presented in the following table:

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.7%	2.8%	2.1%

Effective income tax rate	37.7%	37.8%	37.1%

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2007, 2008 and 2009.

7.    SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	As of and for the year ended December 31,
	2010	2009	2008
	(in millions)
Operating revenues	$7,736.1	$5,731.8	$9,898.7
Operating expenses	7,608.8	5,115.2	9,318.1

Operating income	$127.3	$616.6	$580.6

Income (loss) from continuing operations	$(137.9)	$392.9	$394.9
Income (loss) from discontinued operations	—	(64.9)	8.3

Net income (loss)	(137.9)	328.0	403.2
Less: Net income attributable to noncontrolling interest	60.6	11.4	—

Net income (loss) attributable to Enbridge Energy Partners, L.P.	$(198.5)	$316.6	$403.2

Current assets	$1,219.9	$869.9	$1,124.5

Long-term assets	$9,221.1	$8,118.4	$7,176.4

Current liabilities	$1,317.9	$1,065.0	$1,136.2

Long-term liabilities	$5,237.6	$3,853.4	$3,437.8

Noncontrolling interest	$465.4	$341.1	$—

Partners’ capital	$3,885.5	$4,069.9	$3,726.9

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

In July and September 2010, the Partnership sustained losses from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of operating income for the year ended December 31, 2010.

For the year ended December 31, 2009, we have included approximately $3.0 million in equity income from our investment in the Partnership for our share of earnings recognized by the Partnership in the year ended December 31, 2009, for previously unrecognized revenue of prior periods. We recognized the additional equity income following our determination that the previously unrecognized amounts were not material to the current or any prior period. The effect of recognizing the additional equity income on our operating results for the year ended December 31, 2009 is approximately $1.9 million, after taxes. The additional revenue recognized by the Partnership was the result of billing and volumetric errors associated with application of a joint tariff agreement among the Partnership and the Mustang Pipeline, LLC that were identified during 2010.

9.    SUBSEQUENT EVENTS

Share Split

On February 18, 2011, the board of directors of Enbridge Management approved a split of the Listed and voting shares of Enbridge Management to be effected by a distribution on April 21, 2011 of one Listed share for each Listed share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The General Partner is the holder of all of our voting shares and approximately 3,087,629 of our Listed shares.

Share Distribution

On January 28, 2011, our board of directors declared a share distribution payable on February 14, 2011, to shareholders of record as of February 4, 2011 based on the $1.0275 per limited partner unit distribution declared by the Partnership. We received 285,459 i-units from the Partnership, which is computed by dividing $1.0275, the cash amount distributed per limited partner unit, by the average closing price of one of our Listed Shares on the NYSE as determined for the 10-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding prior to the distribution. We distributed 236,297 additional Listed Shares to our listed shareholders and additional shares to the General Partner in respect of these additional i-units.

10.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First(1)	Second	Third	Fourth(1)(2)	Total
	(dollars in millions, except per share amounts)
2010 Quarters
Net income (loss)	$8.9	$10.9	$(38.0)	$(5.5)	$(23.7)
Net income (loss) per share, basic and diluted	$0.54	$0.64	$(2.21)	$(0.31)	$(1.39)
2009 Quarters
Net income	$4.7	$8.6	$3.3	$5.2	$21.8
Net income per share, basic and diluted	$0.31	$0.55	$0.21	$0.32	$1.39

(1)

In the first and fourth quarter of 2009, we recognized $1.1 million and $0.8 million, respectively, related to prior year income recognized by the Partnership from the Mustang Pipeline System. Both amounts are net of taxes.

(2)	In the fourth quarter of 2010, we recognized $10.2 million of equity losses, net of taxes, related to additional costs recognized by the Partnership related to its crude oil release in July 2010.