Form 10-Q
period 2011-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2011-07-29
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The Registrant had 36,410,352 Listed Shares outstanding as of July 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2011.

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

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, including but not limited to those risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our other reports filed with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publicly update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements, and, as such, may be updated in our future filings with the Securities and Exchange Commission. For additional discussion of risks, uncertainties and assumptions, see “Risk Factors” included in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Also see “Information Regarding Forward-looking Statements” and “Item 1A Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2011	2010	2011	2010
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$19.3	$17.3	$32.8	$31.3

Income before income tax expense	19.3	17.3	32.8	31.3
Income tax expense	7.1	6.4	12.1	11.5

Net income	$12.2	$10.9	$20.7	$19.8

Net income per share, basic and diluted (Note 2)	$0.34	$0.32	$0.58	$0.59

Weighted average shares outstanding (Note 2)	36.2	33.7	35.9	33.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2011	2010	2011	2010
	(unaudited; in millions)
Net income	$12.2	$10.9	$20.7	$19.8
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P net of tax benefit of $0.2, $2.8, $3.1 and $2.4, respectively	(0.2)	(4.5)	(5.2)	(4.0)

Comprehensive income	$12.0	$6.4	$15.5	$15.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the six month period ended June 30,
	2011	2010
	(unaudited; in millions)
Cash flows from operating activities
Net income	$20.7	$19.8
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(32.8)	(31.3)
Changes in operating assets and liabilities, net of cash acquired:
Deferred income taxes	12.1	11.5

Net cash flows from operating activities	—	—

Net cash flows from investing activities	—	—

Net cash flows from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2011	December 31, 2010
	(unaudited; dollars in millions)
ASSETS
Due from affiliates	$0.1	$0.1
Investment in Enbridge Energy Partners, L.P.	581.2	551.4

	$581.3	$551.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$0.1	$0.1
Deferred income tax liability	91.8	80.8

	91.9	80.9

Commitments and contingencies
Shareholders’ equity (Notes 2, 3 and 4)
Voting shares-unlimited authorized; 4.05 and 3.92 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Listed shares-unlimited authorized; 36,410,352 and 35,285,418 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	788.3	748.5
Accumulated deficit	(276.3)	(260.5)
Accumulated other comprehensive income (loss)	(22.6)	(17.4)

	489.4	470.6

	$581.3	$551.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2011, our results of operations for the three and six month periods ended June 30, 2011 and 2010 and our cash flows for the six month periods ended June 30, 2011 and 2010. We derived our statement of financial position as of December 31, 2010 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our results of operations for the three and six month periods ended June 30, 2011 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnership’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

2. SHARE SPLIT

Our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE. On February 18, 2011, our board of directors approved a split of our Listed and voting shares effected by a distribution on April 21, 2011 of one Listed Share for each Listed Share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the three and six month periods ended June 30, 2010 presented in our statements of income and the number of shares at December 31, 2010 presented in our statements of financial position are presented reflecting the retrospective effects of the share split.

3. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the six month period ended June 30, 2011:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership (1)	Average Closing Price of the Listed Shares (1)	Additional i-units owned (1)	Listed Shares distributed to Public (1)	Shares distributed to General Partner (1)(2)
	(in dollars, except unit amounts)
January 28	February 4	February 14	0.51375	$31.75	570,918	472,593	98,325
April 28	May 6	May 13	0.51375	$33.25	554,016	458,602	95,414

(1)

Distributions per unit, average closing price, additional i-units owned, and Listed Shares distributed to the Public and to the General Partner for the distribution paid on February 14, 2011 have been retrospectively adjusted for the two-for-one split of the Partnership’s units and of our Listed and voting shares.

(2)	Enbridge Energy Company, Inc., is the general partner of the Partnership, which we refer to as the General Partner.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $36.5 million and $32.9 million during the six month periods ended June 30, 2011 and 2010, respectively.

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

In June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended and Restated Equity Distribution Agreement, or Amended EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014.

During the period from execution of the EDA through May 25, 2011, the Partnership sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of their Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million of which $64.5 million are gross proceeds received in 2011, and no further sales will be made under that agreement. On May 27, 2011, the Partnership de-registered the remaining aggregate $25.2 million of Class A common units that were registered under the EDA and remained unsold as of that date.

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the Amended EDA, during the three month period ended June 30, 2011:

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment
	(unaudited; in millions, except units and per unit amounts)
May 27 to June 30, 2011	333,794	$30.30	$9.9	14.0%	14.0%	$1.2

(1)	Net of commissions and issuance costs.

For the three and six month periods ended June 30, 2011, we recorded $1.2 million and $5.3 million, respectively, of capital account adjustments with respect to the Partnership’s Class A common unit issuances. The after tax effect of these capital account adjustments to our Shareholders’ equity at June 30, 2011 was $0.7 million and $3.3 million, respectively.

5. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three month period ended June 30,		For the six month period ended June 30,
	2011	2010	2011	2010
	(unaudited; in millions)
Operating revenues	$2,372.0	$1,747.4	$4,660.9	$3,678.6
Operating expenses	2,121.6	1,520.8	4,203.0	3,281.2

Operating income	$250.4	$226.6	$457.9	$397.4

Net income	$171.0	$154.5	$302.8	$280.6
Less: Net income attributable to noncontrolling interest	14.1	14.5	28.8	25.2

Net income attributable to Enbridge Energy Partners, L.P.	$156.9	$140.0	$274.0	$255.4

We owned approximately 14 percent of the Partnership at June 30, 2011 and 2010.

6. SUBSEQUENT EVENTS

Share Distribution

On July 28, 2011, our board of directors declared a share distribution payable on August 12, 2011, to shareholders of record as of August 5, 2011, based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit, by the average closing price of one of our Listed Shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional shares to the General Partner in respect of these additional i-units.

7. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation.

The accounting update is effective for the first reporting period beginning after December 15, 2011, with early application permitted. The guidance requires retrospective application. We do not intend to adopt the provisions of this pronouncement early. Our adoption of this pronouncement will require us to modify the items we present in the consolidated statements of comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units we own. At June 30, 2011 and 2010, through our ownership of i-units, we had an approximate 14 percent limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the General Partner, and limited partners for the periods presented.

	For the three month period ended June 30,		For the six month period ended June 30,
	2011	2010	2011	2010
	(unaudited; in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$156.9	$140.0	$274.0	$255.4
Less: net income allocated to the General Partner	22.3	18.5	43.1	33.6

Net income allocated to limited partners	$134.6	$121.5	$230.9	$221.8

Our net income of $12.2 million and $10.9 million for the three month periods ended June 30, 2011 and 2010, respectively, and $20.7 million and $19.8 million for the six month periods ended June 30, 2011, and 2010, respectively, represents equity in earnings attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.8% for the three and six month periods ended June 30, 2011 and 2010, applied to our share of the earnings of the Partnership for the respective periods.

For the three months ended June 30, 2011, our net income increased by $1.3 million as compared to the same period in 2010. The increase is primarily attributable to the $2.0 million increase in equity income from the Partnership resulting from the increase in its net income in relation to the same period in 2010. This increase was slightly offset by $0.7 million of additional income tax expense associated with the increase in our net income.

For the six months ended June 30, 2011, our net income increased by $0.9 million as compared to the same period in 2010. The components comprising our net income changed during the six month period ended June 30, 2011 compared with the same period in 2010 for the same reasons as noted above in the three-month analysis.

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

In June 2010, the Partnership entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended and Restated Equity Distribution Agreement, or Amended EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014.

During the period from execution of the EDA through May 25, 2011, the Partnership sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of their Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million of which $64.5 million are gross proceeds received in 2011, and no further sales will be made under that agreement. On May 27, 2011, the Partnership de-registered the remaining aggregate $25.2 million of Class A common units that were registered under the EDA and remained unsold as of that date.

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the Amended EDA, during the three month period ended June 30, 2011:

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment
	(unaudited; in millions, except units and per unit amounts)
May 27 to June 30, 2011	333,794	$30.30	$9.9	14.0%	14.0%	$1.2

(1)	Net of commissions and issuance costs.

For the three and six month periods ended June 30, 2011, we recorded $1.2 million and $5.3 million, respectively, of capital account adjustments with respect to the Partnership’s Class A common unit issuances. The after tax effect of these capital account adjustments to our Shareholders’ equity at June 30, 2011 was $0.7 million and $3.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At June 30, 2011, our issued capitalization consisted of $788.3 million associated with our 36,410,352 Listed Shares outstanding.

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

INCOME TAXES

Our income tax expense of $7.1 million and $12.1 million for the three and six month periods ended June 30, 2011, respectively, is $0.7 million and $0.6 million more than the income tax expense we incurred for the corresponding periods in 2010. The increase in income tax expense for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010 was due to the increase in our net income primarily associated with increased amounts of equity income we recognized from the Partnership.

We computed our income tax expense for the three and six month periods ended June 30, 2011 and 2010 by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%.

SUBSEQUENT EVENTS

Share Distribution

On July 28, 2011, our board of directors declared a share distribution payable on August 12, 2011 to shareholders of record as of August 5, 2011 based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit, by the average closing price of one of our Listed Shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional shares to the General Partner in respect of these additional i-units.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation.

The accounting update is effective for the first reporting period beginning after December 15, 2011, with early application permitted. The guidance requires retrospective application. We do not intend to adopt the provisions of this pronouncement early. Our adoption of this pronouncement will require us to modify the items we present in the consolidated statements of comprehensive income.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under “Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk” in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls And Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended June 30, 2011.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: July 29, 2011	By:	/S/ MARK A. MAKI
Mark A. Maki
President (Principal Executive Officer)

Date: July 29, 2011	By:	/S/ STEPHEN J. NEYLAND
Stephen J. Neyland
Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as part of this document. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated herein by reference to a previous filing as indicated.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.