Form 10-K
period 2011-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2012-03-13
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $929,634,318 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of March 13, 2012, the registrant has 39,168,158 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2011

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership.

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

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, including but not limited to those risks and uncertainties discussed in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publically update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons actions on our behalf are expressly qualified in their entirety by these cautionary statements, as such may be updated in our future filings with the Securities and Exchange Commission. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

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

As of December 31, 2011 and 2010, we owned an approximate 13.3 percent and 13.7 percent limited partnership interest of the Partnership, respectively. At December 31, 2011, the General Partner owned 4.19, or 100 percent, of our voting shares, as well as 6,493,750, or 16.8 percent of our Listed Shares, while the remaining 32,072,580, or 83.2 percent, or our Listed Shares were held by the public. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, that we refer to herein as the Partnership’s 10-K.

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

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s 10-K.

RISKS RELATED TO OUR BUSINESS

Because our only assets are the i-units issued by the Partnership to us, our results of operations, financial condition and cash flows depend solely on our management and the performance of the Partnership.

We are a limited partner of the Partnership and our only assets are the i-units that the Partnership has issued to us. As a result, our results of operations, financial condition and cash flows depend entirely on the Partnership’s results of operations, financial condition and cash flows. The risks and uncertainties that affect the Partnership, its results of operations, financial condition and cash flows also affect us and the value of our Listed Shares.

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

In addition, the fraction of a share to be issued in each quarterly distribution on our outstanding shares is based on the average closing price of our shares for the 10 consecutive trading days preceding the ex-dividend date for our Listed Shares. Because the market price of our Listed Shares may vary substantially over time, the value of the additional shares that we distribute to our shareholders may vary substantially from the cash that they would have received had they owned common units of the Partnership instead of our Listed Shares.

The Partnership may issue additional common units or other classes of units, and we may issue additional shares, any of which would dilute ownership interest.

The Partnership’s issuance of additional common units or other classes of units or our issuance of shares, other than our quarterly distributions, may have the following effects:

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

The anticipated benefit of an investment in our shares depends largely on the continued treatment of the Partnership as a partnership for United States federal income tax purposes. Current law requires the Partnership to derive at least 90 percent of its annual gross income from specific activities to continue to be treated as a partnership for United States federal income tax purposes. The Partnership may not find it possible, regardless of its efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law could change so as to cause the Partnership to be treated as a corporation for United States federal income tax purposes without regard to its sources of income or otherwise subject the Partnership to entity-level taxation.

If the Partnership were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the corporate tax rate, which currently is a maximum of 35 percent, and such treatment also may subject the Partnership to state income taxes at varying rates. Additional taxes imposed on the Partnership as a result of being treated as a corporation could substantially reduce the amount of cash available for distribution to the holders of its common units, which in turn could reduce the value of the i-units we own and the value of our Listed Shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be a taxable distribution to us.

Under the provisions of our limited liability company agreement and the Partnership’s partnership agreement, if the Partnership were to be treated as a corporation for United States federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the United States Internal Revenue Service, or IRS, that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such an event, our shareholders would receive common units or other securities substantially similar to the common units in exchange for their shares.

RISKS ARISING FROM OUR ORGANIZATIONAL STRUCTURE AND RELATIONSHIPS WITH ENBRIDGE, THE GENERAL PARTNER, AND THE PARTNERSHIP

Our shares are subject to purchase provisions that could result in our shareholders having to sell their shares at a time or price that may be unfavorable.

If Enbridge were to exercise any of its rights to purchase our shares that are held by the public, these shareholders would be required to sell their shares for cash at a time or price that may be undesirable, and could receive an amount of cash that is less than the amount they paid for their shares. Any such sale would be taxable for United States federal income tax purposes, and the individual shareholders would recognize a gain or loss equal to the difference between the amount of cash received and the tax basis in the shares sold.

Owners of our Listed Shares are not entitled to vote to elect our directors, and, therefore, will have little or no opportunity to influence or change our management.

Owners of our Listed Shares have little or no opportunity to influence or change our management, because Enbridge indirectly owns all of our voting shares and elects all of our directors. Through the election of our directors, Enbridge indirectly controls us and the Partnership.

A person or group owning 20 percent or more of the aggregate number of issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote the common units or shares, which could reduce the possibility that they would receive a premium for their shares in a hostile takeover.

A person or group owning 20 percent or more of the aggregate number of issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote its common units or shares, which could reduce the possibility that they would receive a premium for their shares in a hostile takeover. This limitation may:

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

The terms of our shares may be changed without shareholder permission, because our board of directors will have the power to change the terms of our shares in ways our board determines, in its sole discretion, are not materially adverse to our shareholders.

Shareholders may not like the changes, if any, to the terms of our shares made by our board of directors, and may disagree with our board’s determination that the changes are not materially adverse. If a shareholder should disagree with our board’s decisions, the recourse will be limited because our limited liability company agreement gives broad latitude and discretion to our board of directors and eliminates or reduces many of the fiduciary duties that our board of directors otherwise would owe to shareholders.

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

The Partnership may not take any action to cause a liquidation of the Partnership unless, prior to such liquidation, Enbridge has agreed to purchase all of our shares or we have voted to approve such liquidation at the direction of our shareholders. In the event of a liquidation of the Partnership not resulting from any action taken by the Partnership or otherwise approved by us at the direction of our shareholders, the value of our shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of the Partnership. If there is a liquidation of the Partnership, it is intended that we will be allocated income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we likely will realize taxable income upon the liquidation of the Partnership. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we and, therefore, our shareholders will receive less value than would be received by an owner of common units. In that event, the liquidating distribution per common unit will exceed the liquidating distribution per i-unit.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2011 Quarters
High	$33.88	$34.47	$31.27	$34.93
Low	$30.65	$29.18	$25.76	$25.29
2010 Quarters
High	$27.26	$26.46	$28.89	$32.20
Low	$22.85	$20.25	$24.39	$27.52

On March 12, 2012, the last reported sales price of the Listed Shares on the NYSE was $32.79. As of January 31, 2012, there were approximately 9,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2011 and 2010.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in millions, except per unit amounts)
2011
October 28	November 4	November 14	$0.53250	$30.28	651,705	539,467	112,238
July 28	August 5	August 12	$0.53250	$30.13	643,589	532,749	110,840
April 28	May 6	May 13	$0.51375	$33.25	554,016	458,602	95,414
January 28(1)	February 4	February 14	$0.51375	$31.75	570,918	472,593	98,325

					2,420,228	2,003,411	416,817

2010(1)
October 27	November 4	November 12	$0.51375	$29.37	606,704	502,216	104,488
July 23	August 5	August 13	$0.51375	$27.79	629,536	521,116	108,420
April 28	May 7	May 14	$0.50125	$25.79	649,228	537,416	111,812
January 29	February 5	February 12	$0.49500	$26.08	622,220	515,060	107,160

					2,507,688	2,075,808	431,880

(1)	Amounts have been adjusted for the April 2011 stock split.

In 2011 and 2010, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $75.7 million and $68.3 million, respectively.

On January 30, 2012, our board of directors declared a share distribution payable on February 14, 2012, to shareholders of record as of February 7, 2012, based on the $0.5325 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2012 was 601,828.

The total i-units distributed to us was computed by dividing $0.5325, the cash amount distributed per common unit, by $34.12, the average closing price of the Listed Shares on the NYSE for the 10 consecutive trading days prior to the ex-dividend date, multiplied by 38,566,334, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional shares to the General Partner in respect of these additional i-units.

Item 6.    Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto beginning at page 18. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of and for the year ended December 31,
	2011	2010 (1)	2009	2008	2007
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$72.3	$(38.2)	$35.0	$51.8	$32.0
Gain (Loss) on issuance of units by Enbridge Energy Partners, L.P.	—	—	—	(13.3)	17.0
Income tax expense (benefit)	26.8	(14.5)	13.2	14.3	17.6

Net income (loss)	$45.5	$(23.7)	$21.8	$24.2	$31.4

Basic and diluted earnings (loss) per share(3)	$1.24	$(0.70)	$0.70	$0.86	$1.20

Weighted average shares outstanding(3)	36.6	34.0	31.4	28.2	26.2

Equivalent distribution value per share(2)(3)	$2.0925	$2.0240	$1.9800	$1.9400	$1.8625

Number of additional shares distributed(3)	2.42	2.51	3.25	2.40	1.78

Total assets at December 31	$674.8	$551.5	$567.9	$544.4	$462.0

(1)

In 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010.

(2)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 4. Share Distributions to our financial statements included in this Annual Report on Form 10-K beginning on page 18, we receive distributions of additional i-units rather than cash.

(3)	Prior year values have been adjusted for the 2011 stock split.

Selected financial data of the Partnership is found in Part II, Item 6. Selected Financial Data of the Partnership’s 10-K, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our financial statements and the accompanying notes beginning on page 18 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

We are a Delaware limited liability company that was formed on May 14, 2002. We have elected to be treated as a corporation for United States federal income tax purposes. Our sole investment is all of a special class of units issued by the Partnership, referred to as i-units, representing limited partner interests in the Partnership. The General Partner owns all of our voting shares and is an indirect, wholly-owned subsidiary of Enbridge.

By agreement with the Partnership, the General Partner and us, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2011, 2010, and 2009, through our ownership of i-units, we had an approximate 13.3 percent, 13.7 percent and 13.6 percent limited partner interest in the Partnership, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$624.0	$(198.5)	$316.6
Less: Net income allocated to General Partner	(105.6)	(63.1)	(56.9)

Net income (loss) allocated to limited partners	$518.4	$(261.6)	$259.7

Our net income of $45.5 million, net loss of $23.7 million, and net income of $21.8 million for the years ended December 31, 2011, 2010, and 2009, respectively, represents equity in earnings and losses attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.0 percent for 2011, 37.7 percent in 2010, and 37.8 percent in 2009, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2011 compared with year ended December 31, 2010

For the year ended December 31, 2011, our net income increased by $69.2 million resulting in net income of $45.5 million as compared with a net loss in the same period in 2010. The growth is primarily attributable to the $110.5 million increase in equity income from the Partnership compared to the same period in 2010. In June 2011, the Partnership recognized a settlement related to a dispute with a shipper for oil measurement adjustments the Partnership previously recognized in prior years, which positively impacted our equity income by $7.2 million. In addition, our equity income for the year ended December 31, 2011 also includes a $2.4 million decrease of equity income we recorded for our share of cumulative aggregate costs recognized by the Partnership during the year ended December 31, 2011 for previously misstated NGL product purchases and sales that occurred at the Partnership’s wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. We recognized the additional equity loss following our determination that the previously unrecognized amounts were not material to the current or any prior period. As a result, for the year ended December 31, 2011, our equity income is understated by approximately $4.5 million, which relate to accounting misstatements for the Partnership’s NGL product purchases and sales made for the year ended December 31, 2010 that were recorded in 2011.

During 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity income losses on our statements of income for the year ended December 31, 2010. Comparatively, in 2011, the Partnership received insurance proceeds related to the Line 6B crude oil release that were partially offset by additional accruals for the two crude oil releases, where the remaining amount positively impacted our equity income by $9.8 million, after taxes, in our statements of income for the year ended December 31, 2011.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position. We adopted prospectively the applicable authoritative guidance, except for any relevant presentation and disclosure requirements. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statements of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

In November 2011, we completed a private offering of 860,684 listed shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per listed share. We received net proceeds of $25.5 million which were subsequently invested in an equal number of the Partnership’s i-units. There were no similar offerings for the year ended December 31, 2010.

Partnership Issuances of Class A Common Units

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership’s Equity Distribution Agreement, or EDA, and the Amended and Restated Equity Distribution Agreement, or Amended EDA.

Issuance Date	Number of Class A Common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amount)
2011
December	9,775,000	$30.85	$292.0	13.8%	13.4%	$18.2
September	8,000,000	$28.20	218.3	13.7%	13.3%	12.1
July	8,050,000	$30.00	233.7	14.0%	13.5%	15.0

2011 Totals	25,825,000		$744.0			$45.3

2010(3)
November	11,960,000	$30.06	$347.4	14.4%	13.7%	$25.5

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)	Shares and unit prices adjusted for the April 21, 2011 stock split.

Equity Distribution Agreement

In June 2010, the Partnership entered into an EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the original EDA.

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

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the Amended EDA, during years ended December 31, 2011 and 2010:

Issuance Date (1)	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	13.9%	13.8%	$4.1
April 1 to May 26(3)	225,200	$32.16	7.0	13.8%	14.0%	0.5
May 27 to June 30(4)	333,794	$30.30	9.9	14.0%	14.0%	0.7
July 1 to September 30(4)	751,766	$28.38	20.8	13.7%	13.3%	1.1

2011 Totals	3,084,208		$93.6			$6.4

2010
April 1 to June 30(3)	574,690	$26.26	$14.8	14.1%	14.1%	$0.7
July 1 to September 30(3)	1,373,482	$27.11	36.3	14.3%	14.2%	1.8
October 1 to December 31(3)	289,230	$27.85	7.6	14.2%	14.2%	0.5

2010 Totals	2,237,402		$58.7			$3.0

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Before the effect of income taxes.

(3)	Units and unit price adjusted for the April 21, 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended December 31, 2011 and 2010, we recorded $51.7 million and $28.5 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA issuances. The after tax effect of these capital account adjustments to our Shareholders’ equity at December 31, 2011 and 2010 was $32.6 million and $17.9 million, respectively.

Year ended December 31, 2010 compared with year ended December 31, 2009

For the year ended December 31, 2010, our net income decreased by $45.5 million resulting in a net loss of $23.7 million as compared with the same period in 2009. The decrease is primarily attributable to the $73.2 million decrease in equity income from the Partnership resulting from the decrease in its net income compared to the same period in 2009. The Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statements of income for the year ended December 31, 2010. The decrease in equity income from the Partnership was partially offset by $27.7 million of decreased income tax expense associated with the decrease in our net income.

During the year ended December 31, 2010, we recorded a total of $28.5 million in capital account adjustments in relation to the Partnership’s Class A common unit issuances. The net of tax effect of these capital account adjustments on our December 31, 2010 statement of shareholders’ equity was $17.9 million. There were no similar issuances in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2011, our issued capitalization consisted of $882.3 million associated with our 38,566,330 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership’s limited partnership agreement. The amount of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge, the ultimate parent company of the General Partner, for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate sufficient cash to pay such taxes, in each case, other than any Texas franchise taxes or other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have sufficient cash to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. The effective tax rate we have used in computing the income tax provision in 2011 is 37.0 percent, which represents the federal statutory rate of 35.0 percent and the effective state rate of 2.0 percent. For the year ended December 31, 2010, our income tax benefit was computed by applying a 37.7 percent effective income tax rate to our pre-tax loss, which represents the federal statutory rate of 35.0 percent and the effective state income tax rate of 2.7 percent.

Our income tax expense of $26.8 million for the year ended December 31, 2011 is $41.3 million more than the income tax benefit we incurred for the corresponding period in 2010. The increase in income tax expense for the year ended December 31, 2011 as compared to the same period in 2010, was due to the increase in our taxable income primarily associated with increased amounts of equity income we recognized from the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On January 30, 2012, our board of directors declared a share distribution payable on February 14, 2012, to shareholders of record as of February 7, 2012, based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2012 was 601,828. The amount of this increase is calculated by dividing $0.5325, the cash amount distributed by the Partnership per common unit by $34.12, the average closing price of one of our Listed Shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our shares, multiplied by 38,566,334, the number of shares outstanding on the record date. We distributed an additional 500,493 Listed Shares to our Listed shareholders and 101,335 shares to the General Partner in respect of these additional i-units.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2011, 2010 and 2009, we owned approximately 13.3 percent, 13.7 percent and 13.6 percent of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

Capital Account Adjustments on Issuances of Common Units by the Partnership

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statements of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards No. 2011-05, Presentation of Comprehensive Income, as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation. The accounting update is effective for the first reporting period beginning after December 15, 2011.

On December 23, 2011, the FASB issued an amendment, Accounting Standards No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05, deferring the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. As such, entities will continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of the new standard. The deferral is effective at the same time that the new standard is adopted.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted.

For a discussion of these matters as they pertain to the Partnership, please read Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s 10-K, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is either immaterial or shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 13, 2012

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$72.3	$(38.2)	$35.0

Income (loss) before income tax expense (benefit)	72.3	(38.2)	35.0
Income tax expense (benefit) (Note 7)	26.8	(14.5)	13.2

Net income (loss)	$45.5	$(23.7)	$21.8

Net income (loss) per share, basic and diluted (Note 3)	$1.24	$(0.70)	$0.70

Weighted average shares outstanding (Note 3)	36.6	34.0	31.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss)	$45.5	$(23.7)	$21.8
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $9.7, $2.4 and $4.4, respectively	(16.7)	(4.3)	(7.1)

Comprehensive income (loss)	$28.8	$(28.0)	$14.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Cash provided by operating activities:
Net income (loss)	$45.5	$(23.7)	$21.8
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	(72.3)	38.2	(35.0)
Changes in operating assets and liabilities, net of cash acquired:
Deferred income taxes (Note 7)	26.8	(14.5)	13.2
Other	0.2	—	—

Net cash provided by operating activities	0.2	—	—

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P.	(25.5)	—	—

Net cash used in investing activities	(25.5)	—	—

Cash provided by financing activities:
Net proceeds from share issuance (Note 5)	25.5	—	—

Net cash provided by financing activities	25.5	—	—

Net increase in cash and cash equivalents	0.2	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of period	$0.2	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2011	2010
	(dollars in millions)
ASSETS
Cash	$0.2	$—
Due from affiliates	0.1	0.1
Investment in Enbridge Energy Partners, L.P.	674.5	551.4

	$674.8	$551.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$0.2	$—
Due to affiliates	0.1	0.1
Deferred income tax liability (Note 7)	117.0	80.8

	117.3	80.9

Shareholders’ equity (Notes 3, 4 and 5)
Voting shares-unlimited authorized; 4.19 and 3.92 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Listed shares-unlimited authorized; 38,566,330 and 35,285,418 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	882.3	748.5
Accumulated deficit	(290.7)	(260.5)
Accumulated other comprehensive income (loss)	(34.1)	(17.4)

	557.5	470.6

	$674.8	$551.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except unit amounts)
Voting Shares
Beginning balance	3.92	$—	3.64	$—	3.28	$—
Share distributions (Note 4)	0.27	—	0.28	—	0.36	—

Ending balance	4.19	—	3.92	—	3.64	—

Listed Shares
Beginning balance	35,285,418	748.5	32,777,730	662.3	29,526,106	601.2
Net proceeds and issuance costs from share issuance (Note 5)	860,684	25.5	—	—	—	—
Capital account adjustments (Note 5)	—	32.6	—	17.9	—	—
Share distributions (Note 4)	2,420,228	75.7	2,507,688	68.3	3,251,624	61.1

Ending balance	38,566,330	882.3	35,285,418	748.5	32,777,730	662.3

Accumulated deficit
Beginning balance		(260.5)		(168.5)		(129.2)
Net income (loss)		45.5		(23.7)		21.8
Share distributions (Note 4)		(75.7)		(68.3)		(61.1)

Ending balance		(290.7)		(260.5)		(168.5)

Accumulated other comprehensive income (loss)
Beginning balance		(17.4)		(13.1)		(6.0)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(16.7)		(4.3)		(7.1)

Ending balance		(34.1)		(17.4)		(13.1)

Total shareholders’ equity		$557.5		$470.6		$480.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or “Listed Shares,” are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP.” By agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 4.19, or 100 percent, of our voting shares, as well as 6,493,750, or 16.8 percent of our Listed Shares, while the remaining 32,072,580, or 83.2 percent, of our Listed Shares were held by the public at December 31, 2011.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2011 and 2010, we owned approximately 13.3 percent and 13.7 percent of the Partnership, respectively.

Capital Account Adjustments on Issuances of Common Units by the Partnership

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position. We adopted prospectively the applicable authoritative guidance, except for any relevant presentation and disclosure requirements. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statements of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

Net Income Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of our shares outstanding during each period. We have no securities outstanding that may be converted into or exercised for our shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for United States federal income tax purposes. We recognize deferred income tax assets and liabilities for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. We recognize the tax effects of any uncertain tax positions we have taken as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of the position and all relevant facts, but without considering time values. Changes in tax legislation are included in the relevant computations in the period in which the legislation is enacted. Currently, the only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized.

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

3.    SHARE SPLIT

Our Listed Shares are traded on the NYSE. On February 18, 2011, our board of directors approved a split of our Listed and voting shares effected by a distribution on April 21, 2011 of one Listed Share for each Listed Share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the years ended December 31, 2010 and 2009 presented in our statements of income and the number of shares at December 31, 2010 presented in our statements of financial position and statements of shareholders’ equity are presented reflecting the retrospective effects of the share split.

4.    SHARE DISTRIBUTIONS

Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) voting shares, which represent limited liability company interests with full voting rights, all voting shares of which are held by the General Partner. Prior to the October 17, 2002 initial public offering of our Listed Shares, our issued capitalization consisted of cash contributed by the General Partner for one voting share.

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to the General Partner and the holders of its Class A and B common units. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its Class A and B common units, we receive additional i-units under the terms of the Partnership’s partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 consecutive trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares is equal to the number of i-units that we own in the Partnership.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2011, 2010 and 2009.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in millions, except per unit amounts)
2011
October 28	November 4	November 14	$0.53250	$30.28	651,705	539,467	112,238
July 28	August 5	August 12	$0.53250	$30.13	643,589	532,749	110,840
April 28	May 6	May 13	$0.51375	$33.25	554,016	458,602	95,414
January 28(1)	February 4	February 14	$0.51375	$31.75	570,918	472,593	98,325

					2,420,228	2,003,411	416,817

2010(1)
October 27	November 4	November 12	$0.51375	$29.37	606,704	502,216	104,488
July 23	August 5	August 13	$0.51375	$27.79	629,536	521,116	108,420
April 28	May 7	May 14	$0.50125	$25.79	649,228	537,416	111,812
January 29	February 5	February 12	$0.49500	$26.08	622,220	515,060	107,160

					2,507,688	2,075,808	431,880

2009(1)
October 29	November 5	November 13	$0.49500	$23.64	672,256	556,478	115,778
July 24	August 6	August 14	$0.49500	$21.08	736,666	609,796	126,870
April 30	May 7	May 15	$0.49500	$17.28	873,714	723,242	150,472
January 30	February 5	February 13	$0.49500	$15.09	968,988	802,106	166,882

					3,251,624	2,691,622	560,002

(1)

Distributions per unit, average closing price, additional i-units owned, and Listed Shares distributed to the public and to the General Partner for the distributions paid have been retrospectively adjusted for the two-for-one split of the Partnership’s units and of our Listed and Voting shares.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $75.7 million, $68.3 million and $61.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

5.    CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY ENBRIDGE ENERGY PARTNERS, L.P.

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. Beginning January 1, 2009, in conjunction with our adoption of the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position. We adopted prospectively the applicable authoritative guidance, except for any relevant presentation and disclosure requirements. Prior to our adoption of this guidance, we historically recognized the capital account adjustment recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding gain or loss in our statements of income. Gain or loss recognition is an accounting convention we have historically applied as our method of recognizing these capital account adjustments made by the Partnership.

Issuance of Listed Shares

In November 2011, we completed a private offering of 860,684 listed shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per listed share. We received net proceeds of $25.5 million which were subsequently invested in an equal number of the Partnership’s i-units.

The following table presents our issuances of additional Listed Shares for 2011.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(in millions, except units and per unit amount)
2011
November	860,684	$29.86	$25.5	13.5%	13.8%

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses if any.

Partnership Issuances of Class A Common Units

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership’s Equity Distribution Agreement, or EDA, and the Amended and Restated Equity Distribution Agreement, or Amended EDA.

Issuance Date	Number of Class A Common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amount)
2011
December	9,775,000	$30.85	$292.0	13.8%	13.4%	$18.2
September	8,000,000	$28.20	218.3	13.7%	13.3%	12.1
July	8,050,000	$30.00	233.7	14.0%	13.5%	15.0

2011 Totals	25,825,000		$744.0			$45.3

2010(3)
November	11,960,000	$30.06	$347.4	14.4%	13.7%	$25.5

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its two percent general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)	Shares and unit prices adjusted for the April 21, 2011 stock split.

Equity Distribution Agreement

In June 2010, the Partnership entered into an EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the original EDA.

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

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the Amended EDA, during years ended December 31, 2011 and 2010:

Issuance Date (1)	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31 (3)	1,773,448	$32.26	$55.9	13.9%	13.8%	$4.1
April 1 to May 26 (3)	225,200	$32.16	7.0	13.8%	14.0%	0.5
May 27 to June 30 (4)	333,794	$30.30	9.9	14.0%	14.0%	0.7
July 1 to September 30 (4)	751,766	$28.38	20.8	13.7%	13.3%	1.1

2011 Totals	3,084,208		$93.6			$6.4

2010
April 1 to June 30 (3)	574,690	$26.26	$14.8	14.1%	14.1%	$0.7
July 1 to September 30 (3)	1,373,482	$27.11	36.3	14.3%	14.2%	1.8
October 1 to December 31(3)	289,230	$27.85	7.6	14.2%	14.2%	0.5

2010 Totals	2,237,402		$58.7			$3.0

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Before the effect of income taxes.

(3)	Units and unit price adjusted for the April 21, 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended December 31, 2011 and 2010, we recorded $51.7 million and $28.5 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA issuances. The after tax effect of these capital account adjustments to our Shareholders’ equity at December 31, 2011 and 2010 was $32.6 million and $17.9 million, respectively.

6.    RELATED PARTY TRANSACTIONS

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2011, 2010 and 2009, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

7.    INCOME TAXES

Our long-term deferred income tax liability of $117.0 million and $80.8 million at December 31, 2011 and 2010, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax liability. As of December 31, 2011 and 2010, we had no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.0%	2.7%	2.8%

Effective income tax rate	37.0%	37.7%	37.8%

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2010, 2009 and 2008.

8.    SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Operating revenue	$9,109.8	$7,736.1	$5,731.8
Operating expenses	8,113.0	7,608.8	5,115.2

Operating income	$996.8	$127.3	$616.6

Income (loss) from continuing operations	$677.2	$(137.9)	$392.9
Loss from discontinued operations	—	—	(64.9)

Net income (loss)	$677.2	$(137.9)	$328.0
Less: Net income attributable to noncontrolling interest	53.2	60.6	11.4

Net income (loss) attributable to Enbridge Energy Partners, L.P.	$624.0	$(198.5)	$316.6

Current assets	$1,319.4	$1,219.9	$869.9

Long-term assets	$10,050.7	$9,221.1	$8,118.4

Current liabilities	$1,450.2	$1,317.9	$1,065.0

Long-term liabilities	$5,307.8	$5,237.6	$3,853.4

Noncontrolling interest	$445.5	$465.4	$341.1

Partners’ capital	$4,612.1	$3,885.5	$4,069.9

9.    EQUITY INCOME FROM THE PARTNERSHIP

Our operating results, cash flows and financial position are dependent on the results of operations, cash flows and financial position of the Partnership. As a result, items that affect the operating results, cash flows and financial position of the Partnership will affect the amounts we report in our financial statements in proportion to our percentage ownership of the Partnership.

In June 2011, the Partnership recognized a settlement related to a dispute with a shipper for oil measurement adjustments the Partnership previously recognized in prior years, which positively impacted our equity income by $4.6 million after taxes. In addition, for the year ended December 31, 2011, our equity income includes a $1.5 million after tax decrease of equity income we recorded for our share of cumulative aggregate costs recognized by the Partnership during the year ended December 31, 2011 for previously misstated NGL product purchases and sales that occurred at the Partnership’s wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. We recognized the additional equity loss following our determination that the previously unrecognized amounts were not material to the current or any prior period. As a result, for the year ended December 31, 2011, our equity income is understated by approximately $2.8 million after tax, which relate to accounting misstatements for the Partnership’s NGL product purchases and sales made for the year ended December 31, 2010 that were recorded in 2011.

In July and September 2010, the Partnership sustained losses from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses in operating income for the year ended December 31, 2010. In 2011, the Partnership received insurance proceeds related to the Line 6B crude oil release that were partially offset by additional accruals for the two crude oil releases, where the remaining amount positively impacted our equity income by $9.8 million, after taxes, in our statements of income for the year ended December 31, 2011.

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

10.    SUBSEQUENT EVENTS

Share Distribution

On January 30, 2012, our board of directors declared a share distribution payable on February 14, 2012, to shareholders of record as of February 7, 2012, based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2012 was 601,828. The amount of this increase is calculated by dividing $0.5325, the cash amount distributed by the Partnership per common unit by $34.12, the average closing price of one of our Listed Shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our shares, multiplied by 38,566,334, the number of shares outstanding on the record date. We distributed an additional 500,493 Listed Shares to our Listed shareholders and 101,335 shares to the General Partner in respect of these additional i-units.

11.    RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards No. 2011-05, Presentation of Comprehensive Income, as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation. The accounting update is effective for the first reporting period beginning after December 15, 2011.

On December 23, 2011, the FASB issued an amendment, Accounting Standards No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05, deferring the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. As such, entities will continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of the new standard. The deferral is effective at the same time that the new standard is adopted.

12.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First(2)	Second(2)(3)	Third(2)	Fourth(1)(2)(4)	Total
	(dollars in millions, except per share amounts)
2011 Quarters
Net income	$8.5	$12.2	$7.8	$17.0	$45.5
Net income per share	$0.24	$0.34	$0.21	$0.45	$1.24

2010 Quarters
Net income (loss)	$8.9	$10.9	$(38.0)	$(5.5)	$(23.7)
Net income (loss) per share(5)	$0.27	$0.32	$(1.10)	$(0.16)	$(0.70)

(1)

In the fourth quarter of 2010, we recognized $10.2 million of equity losses, net of taxes, related to additional costs recognized by the Partnership related to its Line 6B and Line 6A crude oil releases in 2010.

(2)

We recognized $3.0 million, $(2.0) million, $(4.7) million and $13.5 million of equity income (loss), net of taxes, in the first, second, third and fourth quarters of 2011, respectively, related to additional costs, net of insurance recoveries, recognized by the Partnership related to its Line 6B and Line 6A crude oil releases.

(3)

In the second quarter of 2011, equity income from our investment in EEP was affected by $4.6 million, net of taxes, due to the funds received by the Partnership from their shipper measurement settlement.

(4)

In the fourth quarter of 2011, we adjusted equity income from an investment in EEP which was affected by adjustments recorded by the Partnership associated with accounting misstatements at its trucking and natural gas liquids marketing subsidiary in the amount of $1.5 million, net of taxes.

(5)	Shares and unit prices have been adjusted for the April 21, 2011 stock split.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act, within the time periods specified by the SEC’s rules and forms. Our management has evaluated, the effectiveness, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. Our disclosure controls and procedures are dependent upon the adequacy of the disclosure controls and procedures of Enbridge Energy Partners, L.P., which identified a material weakness in its controls with respect to a wholly-owned trucking and natural gas marketing subsidiary that resulted in accounting misstatements. Please refer to Item 9A. Controls and Procedures of the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for additional discussion of this matter.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, beginning on page 19.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2011.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a delegation of control agreement among us, the General Partner and the Partnership. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc., as the sole shareholder of the General Partner, an indirect and wholly owned subsidiary of Enbridge. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the boards of directors of the General Partner and Enbridge Management, respectively. All directors and officers of the General Partner hold identical positions in Enbridge Management, except for Mark A. Maki and Terrance L. McGill.

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	69	Director and Chairman of the Board
Jeffrey A. Connelly	65	Director
J. Herbert England	65	Director
Dan A. Westbrook	59	Director
Mark A. Maki	47	President of Enbridge Management, Senior Vice President of General Partner and Director
Terrance L. McGill	57	President of General Partner, Senior Vice President of Enbridge Management and Director
Al Monaco	52	Executive Vice President—Gas Pipelines, Green Energy & International and Director
Stephen J. Wuori	54	Executive Vice President—Liquids Pipelines and Director

Officers:
Richard L. Adams	47	Vice President—U.S. Operations, Liquids Pipelines
Janet L. Coy	54	Vice President—Natural Gas Marketing
E. Chris Kaitson	55	Vice President—Law
John A. Loiacono	49	Vice President—Commercial Activities
Susan E. Miller	54	Vice President—Integrity
Byron C. Neiles	46	Vice President—Major Projects
Stephen J. Neyland	44	Vice President—Finance
Kerry C. Puckett	50	Vice President—Engineering and Operations, Gathering and Processing
William M. Ramos	52	Controller
Allan M. Schneider	53	Vice President—Regulated Engineering and Operations
Bruce A. Stevenson	56	Corporate Secretary
David K. Wudrick	48	Treasurer
Leon A. Zupan	56	Vice President— Operations, Liquids Pipelines

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

Ms. Hesse’s contribution to the Board is enhanced by her experience as the former Chairman of the FERC and as an Assistant Secretary with the Department of Energy in Washington, D.C. particularly since many of our operations are federally regulated. Her government experience in combination with her banking and gas marketing experience fits well with our strategic direction.

Jeffrey A. Connelly

Jeffrey A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001.

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation, a former Fortune 500 Company whose principal business segments included gathering, processing, storage, and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and serves on the Audit, Finance & Risk Committee. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company).

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions as well as his service with other public company audit committees.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee. In 2008, he joined the board of directors of the Carrie Tingley Hospital Foundation and currently also serves on the board of Ivanhoe Mines, an international mining company. From May 2007 until August 2008, he served on the board of directors of Synenco Energy Inc. where he was a member of their Audit & Risk and Finance Committees, until Synenco was acquired by Total E&P Canada. From January 2006 until May 2008, he served on the board of directors of Knowledge Systems Inc., a privately held United States company prior to its acquisition by Halliburton. From 2001 to 2005, Mr. Westbrook served as President of BP China Gas, Power & Upstream and Vice-Chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiaries and other Chinese companies. From 1999 to 2001, Mr. Westbrook was the Associate President with BP in Argentina. Prior to that, Mr. Westbrook held executive positions with BP in Houston, Russia, Chicago and The Netherlands.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of B.P. China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

Mark A. Maki

Mark A. Maki was elected President of Enbridge Management and Senior Vice President of the General Partner and as a director of both in October 2010. Mr. Maki previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 26 years with Enbridge, in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

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

Al Monaco

Al Monaco was elected as a director of the General Partner and Enbridge Management in October 2010 and simultaneously resigned as an officer of these entities. In April of 2011, he was elected as Executive Vice President—Gas Pipelines, Green Energy & International of the General Partner and Enbridge Management. He also serves as President of Enbridge since February 2012 and prior to that as, President, Gas Pipelines, Green Energy & International of Enbridge since October 2010. Previously, Mr. Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and held similar responsibilities with Enbridge. Prior to that, Mr. Monaco was President of Enbridge Gas Distribution Inc., a subsidiary of Enbridge, from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation from those positions in April 2003.

Since 1995, Mr. Monaco has held multiple roles of increasing financial and managerial responsibility during his career with Enbridge. Mr. Monaco brings the Board pipeline industry experience, extensive knowledge in the areas of investor relations, treasury and corporate finance, as well as leadership skills and knowledge of his local community and business environment.

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

E. Chris Kaitson was elected Vice President, Law of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

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

Byron C. Neiles was elected Vice President—Major Projects of the General Partner and Enbridge Management in October 2010. Mr. Neiles was named Senior Vice President—Major Projects of Enbridge in November 2011 and previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

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

Leon A. Zupan was elected Vice President—Operations, Liquids Pipelines of the General Partner and Enbridge Management in July 2004, and is President—Gas Pipelines of Enbridge since February 2012 and prior to that as Senior Vice President—Operations of Enbridge. Mr. Zupan previously served as Vice President, Operations of Enbridge from 2004 and Vice President, Development & Services for Enbridge Pipelines from 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10 percent beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2011 and prior years were timely made, except that Martha O. Hesse, one of our directors, did not timely file a Form 4 to report her sale in January 2011 of 5,000 of our Listed Shares.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 21, 2011.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for senior officers, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C, 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

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

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are Jeffrey A. Connelly, Dan A. Westbrook, Martha O. Hesse and J. Herbert England. George K. Petty resigned as a Director and as a member of the Audit Committee on January 19, 2011 and J. Herbert England was elected to fill the Audit Committee vacancy on January 28, 2011. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

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

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of Enbridge Management meet at regularly scheduled executive sessions without management. Martha O. Hesse serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company’s independent directors may do so by writing in care of Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

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

The discussion of executive compensation for the Partnership is found in Part III, Item 11. Executive Compensation of the Partnership’s 10-K, which is hereby incorporated by reference as the Partnership reimburses a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 13, 2012, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than five percent of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	6,595,089	16.8
1100 Louisiana, Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	8,774,817	24.5
1800 Avenue of Stars, Second Floor Los Angeles, CA 90067
Neuberger Berman Group, L.L.C.(4)	2,427,867	6.4
605 Third Avenue New York, NY 10158

(1)

As of March 13, 2012, there were 39,168,158 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 4.25, or 100%, of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 8,774,817 shares in its amendment to its Schedule 13G, filed February 9, 2012. In addition, Richard A. Kayne reported sole voting power and sole disposition power as to 2 shares in its amendment to its Schedule 13G. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)	Neuberger Berman Group L.L.C. reported shared voting power as to 2,268,572 shares and shared dispositive power as to 2,427,867 shares in its amendment to its Schedule 13G, filed February 14, 2012.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of March 13, 2012, regarding the beneficial ownership of our Listed Shares by all directors and executive officers of Enbridge Management.

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Martha O. Hesse(2)	Listed Shares	50,800	*	Class A common units	—	—
Jeffrey A. Connelly(3)	Listed Shares	—	—	Class A common units	20,000	—
J. Herbert England	Listed Shares	—	—	Class A common units	7,876	—
Dan A. Westbrook(4)	Listed Shares	—	—	Class A common units	21,000	*
Mark A. Maki	Listed Shares	2,333	*	Class A common units	3,000	*
Terrance L. McGill	Listed Shares	4,106	*	Class A common units	8,000	*
Al Monaco	Listed Shares	—	—	Class A common units	—	—
Stephen J. Wuori	Listed Shares	—	—	Class A common units	—	—
Richard L. Adams	Listed Shares	—	—	Class A common units	—	—
Janet L. Coy(5)	Listed Shares	—	—	Class A common units	500	—
E. Chris Kaitson	Listed Shares	—	—	Class A common units	—	—
John A. Loiacono	Listed Shares	—	—	Class A common units	3,000	*
Susan E. Miller	Listed Shares	—	—	Class A common units	—	—
Byron C. Neiles	Listed Shares	—	—	Class A common units	—	—
Stephen J. Neyland(6)	Listed Shares	2,893	*	Class A common units	—	—
Kerry C. Puckett	Listed Shares	1,033	*	Class A common units	2,000	*
William M. Ramos	Listed Shares	—	—	Class A common units	—	—
Allan M. Schneider	Listed Shares	—	—	Class A common units	—	—
Bruce A. Stevenson	Listed Shares	—	—	Class A common units	—	—
David K. Wudrick	Listed Shares	—	—	Class A common units	—	—
Leon A. Zupan	Listed Shares	—	—	Class A common units	—	—

All Officers, directors and nominees as a group (21 persons)		61,165	*		65,376	*

*	Less than one percent.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)	The 50,800 Listed Shares beneficially owned by Ms. Hesse are held in an Individual Retirement Account established for her benefit.

(3)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust of which Mr. Connelly is the trustee and a beneficiary.

(4)

Of the 21,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 5,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(5)	The 500 Class A common units beneficially owned by Ms. Coy are held in an Individual Retirement Account established for her benefit.

(6)	The 2,893 Listed Shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

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

For the years ended December 31, 2011, 2010 and 2009, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2011, 2010 and 2009, expenses for services and personnel provided under the services agreements were paid by the Partnership.

SUPPORTIVE ARRANGEMENTS WITH ENBRIDGE

In connection with our initial public offering in October 2002, we entered into a tax indemnification agreement and purchase provisions with Enbridge. Under the tax indemnification agreement, Enbridge has agreed to indemnify us for any tax liability attributable to our formation, our management of the business and affairs of the Partnership and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction. Under the purchase provisions, Enbridge has the right to purchase our outstanding Listed Shares in connection with certain significant events involving the Partnership and also whenever Enbridge owns more than 80 percent of our outstanding Listed Shares. We paid Enbridge $500,000 in consideration of its obligations under the tax indemnification agreement and purchase provisions.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At March 13, 2012, the General Partner owned approximately 6,595,085, or approximately 16.8 percent, of our Listed Shares and 4.25, or 100 percent, of our voting shares.

At March 13, 2012, we owned 39,168,162 i-units, representing all of the outstanding i-units and an approximate 13.5 percent limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
Name and Address of Beneficial Owner	2011	2010
Audit Fees(1)	$87,200	$83,000

Total	$87,200	$83,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under authority of our Board of Directors. All services in 2011 and 2010 were approved by the Audit, Finance & Risk Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements.

See the Index to Consolidated Financial Statements incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data beginning on page 18 of this annual report.

(2)  Financial Statement Schedules.

All schedules have been omitted because they are not applicable, any required information is shown in the Financial Statements or Notes thereto or the required information is immaterial.

(3)  Exhibits.

Reference is made to the “Index of Exhibits” following the signature page on page 50, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/s/ MARK A. MAKI
Mark A. Maki
Date: March 13, 2012		(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
10.8+	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.27 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit Number	Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.