Form 10-Q
period 2012-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2012-05-01
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 39,168,158 Listed Shares outstanding as of May 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2012.

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

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, including but not limited to those risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our other reports filed with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publicly update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements, and, as such, may be updated in our future filings with the Securities and Exchange Commission. For additional discussion of risks, uncertainties and assumptions, see “Part 1, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended March 31,
	2012	2011
	(unaudited; in millions,
	except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P.	$9.7	$13.5

Income before income tax expense	9.7	13.5
Income tax expense	3.6	5.0

Net income	$6.1	$8.5

Net income per share, basic and diluted (Note 2)	$0.16	$0.24

Weighted average shares outstanding (Note 2)	38.9	35.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2012	2011
	(unaudited; in millions)
Net income	$6.1	$8.5
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax (expense) benefit of $(1.8) and $2.9, respectively	3.0	(5.0)

Comprehensive income	$9.1	$3.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three month period ended March 31,
	2012	2011
	(unaudited; in millions)
Cash provided by operating activities:
Net income	$6.1	$8.5
Adjustments to reconcile net income to net cash flows from operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(9.7)	(13.5)
Changes in operating assets and liabilities:
Due from affiliates	(0.1)	(0.1)
Due to affiliates	0.1	0.1
Deferred income taxes	3.6	5.0
Other	(0.1)	—

Net cash used in operating activities	(0.1)	—

Cash used in investing activities:
Net cash used in investing activities	—	—

Cash provided by financing activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(0.1)	—
Cash and cash equivalents at beginning of year	0.2	—

Cash and cash equivalents at end of period	$0.1	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2012	December 31, 2011
	(unaudited; in millions)
ASSETS
Cash	$0.1	$0.2
Due from affiliates	0.2	0.1
Investment in Enbridge Energy Partners, L.P.	689.0	674.5

	$689.3	$674.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$0.1	$0.2
Due to affiliates	0.2	0.1
Deferred income tax liability	122.4	117.0

	122.7	117.3

Shareholders’ equity (Notes 2, 3 and 4)
Voting shares-unlimited authorized; 4.25 and 4.19 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Listed shares-unlimited authorized; 39,168,158 and 38,566,330 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	902.8	882.3
Accumulated deficit	(305.1)	(290.7)
Accumulated other comprehensive income (loss)	(31.1)	(34.1)

	566.6	557.5

	$689.3	$674.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2012 and our results of operations and our cash flows for the three month periods ended March 31, 2012 and 2011. We derived our statement of financial position as of December 31, 2011 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our results of operations for the three month period ended March 31, 2012 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnership’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

2. SHARE SPLIT

Our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE. On February 18, 2011, our board of directors approved a split of our Listed and voting shares effected by a distribution on April 21, 2011 of one Listed Share for each Listed Share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the three month period ended March 31, 2011 presented in our statements of income are presented reflecting the retrospective effects of the share split.

3. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the three month period ended March 31, 2012.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner(1)
			(in millions, except per unit and per share amounts)
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

(1)	Enbridge Energy Company, Inc. is the general partner of the Partnership, which we refer to as the General Partner.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $20.5 million and $18.1 million during the three month periods ended March 31, 2012 and 2011, respectively.

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

5. SUMMARIZED FINANCIAL INFORMATION FOR ENBRDIGE ENERGY PARTNERS, L.P.

	For the three month period ended March 31,
	2012	2011
	(unaudited; in millions)
Operating revenue	$1,819.5	$2,288.9
Operating expenses	1,621.8	2,081.4

Operating income	$197.7	$207.5

Net income	$112.0	$131.8
Less: Net income attributable to noncontrolling interest	13.0	14.7

Net income attributable to Enbridge Energy Partners, L.P.	$99.0	$117.1

We owned approximately 13.5 percent and 13.8 percent of the Partnership at March 31, 2012 and 2011, respectively.

6. SUBSEQUENT EVENTS

Share Distribution

On April 30, 2012, our board of directors declared a share distribution payable on May 15, 2012, to shareholders of record as of May 7, 2012, based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units we own. At March 31, 2012 and 2011, through our ownership of i-units, we had an approximate 13.5 percent and 13.8 percent, respectively, limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the General Partner, and limited partners for the periods presented.

	For the three month period ended March 31,
	2012	2011
	(unaudited; in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$99.0	$117.1
Less: Net income allocated to General Partner	27.9	20.8

Net income allocated to limited partners	$71.1	$96.3

Our net income of $6.1 million and $8.5 million for the three month periods ended March 31, 2012 and 2011, respectively, represents equity in earnings attributable to the i-units that we own reduced by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.6% and 37.1% for the three month period ended March 31, 2012 and 2011, respectively, applied to our share of the earnings of the Partnership for the respective periods.

For the three months ended March 31, 2012, our net income decreased by $2.4 million as compared to the same period in 2011. The decrease is primarily attributable to the $3.8 million decrease in equity income from the Partnership resulting from the decrease in its net income in relation to the same period in 2011. This decrease was slightly offset by $1.4 million of decreased income tax expense associated with the decrease in our net income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE, which represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At March 31, 2012, our issued capitalization consisted of $902.8 million associated with our 39,168,158 Listed Shares outstanding.

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

INCOME TAXES

Our income tax expense of $3.6 million for the three month period ended March 31, 2012 is $1.4 million less than the income tax expense we incurred for the corresponding period in 2011. The decrease in income tax expense for the three month period ended March 31, 2012 as compared to the same period in 2011 was due to the decrease in our net income primarily associated with decreased amounts of equity income we recognized from the Partnership.

We computed our income tax expense for the three month period ended March 31, 2012 by applying a 36.6% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.6%. For the three month period ended 2011, our income tax expense was computed by applying a 37.1% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.1%.

SUBSEQUENT EVENTS

Share Distribution

On April 30, 2012, our board of directors declared a share distribution payable on May 15, 2012, to shareholders of record as of May 7, 2012, based on the $0.5325 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls and Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended March 31, 2012.

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

Our risk factors have not materially changed from the disclosures included in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.	Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: May 1, 2012	By:	/s/ Mark A. Maki
Mark A. Maki
President (Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.