Form 10-K
period 2012-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2013-02-15
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $1,056,482,418 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 14, 2013, the registrant has 41,933,646 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2012

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership.

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for or the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Lines 6A and 6B; (6) changes in or challenges to our tariff rates; and (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance.

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission, or SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

i

PART I

Item 1.    Business

OVERVIEW

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. Our shares, representing limited liability company interests, which we refer to as our Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol EEQ. References to our “shares” in this Annual Report mean, collectively, our Listed Shares and our voting shares.

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of the Partnership through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol EEP, which, together with the Class B common units, we refer to as common units. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada that we refer to herein as Enbridge.

As of both December 31, 2012 and 2011, we owned an approximate 13.3% limited partnership interest of the Partnership. At December 31, 2012, the General Partner owned 4.48 of our voting shares, which represents 100% of our voting shares as well as 6,936,939 of our Listed Shares, which represents 16.8% of our Listed Shares, while the remaining 34,261,481 of our Listed Shares were held by the public, which represents 83.2% of our Listed Shares. Our performance depends on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

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

Under its partnership agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and holders of its common units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership’s partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its common units, the number of i-units we own increases automatically under the Partnership’s partnership agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

We have elected to be treated as a corporation for U.S. federal income tax purposes. Therefore, an owner of our shares does not report on its U.S. federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us. We are subject to U.S. federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of the Partnership unless there is a liquidation of the Partnership. Therefore, we do not anticipate that we will have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or the Partnership is liquidated.

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website at http://www.enbridgemanagement.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s 10-K.

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

In addition, the fraction of a share to be issued in each quarterly distribution on our outstanding shares is based on the average closing price of our shares for the 10 trading days preceding the ex-dividend date for our Listed Shares. Because the market price of our Listed Shares may vary substantially over time, the value of the additional shares that we distribute to our shareholders may vary substantially from the cash that they would have received had they owned common units of the Partnership instead of our Listed Shares.

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

If we cease to manage the Partnership’s business and are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our affiliates.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2012 Quarters
High	$35.54	$32.78	$35.56	$32.65
Low	$31.64	$29.53	$30.20	$27.82
2011 Quarters
High	$33.88	$34.47	$31.27	$34.93
Low	$30.65	$29.18	$25.76	$25.29

On February 13, 2013, the last reported sales price of the Listed Shares on the NYSE was $29.83. As of January 31, 2013, there were approximately 12,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the details regarding our share distributions, approved by our board of directors for the years ended December 31, 2012 and 2011.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in millions, except per unit amounts)
2012
October 31	November 7	November 14	$0.54350	$31.65	695,596	578,472	117,124
July 30	August 7	August 14	$0.54350	$31.43	688,548	572,611	115,937
April 30	May 7	May 15	$0.53250	$32.28	646,118	537,325	108,793
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

					2,632,090	2,188,901	443,189

2011
October 28	November 4	November 14	$0.53250	$30.28	651,705	539,467	112,238
July 28	August 5	August 12	$0.53250	$30.13	643,589	532,749	110,840
April 28	May 6	May 13	$0.51375	$33.25	554,016	458,602	95,414
January 28 (1)	February 4	February 14	$0.51375	$31.75	570,918	472,593	98,325

					2,420,228	2,003,411	416,817

(1)	Amounts have been adjusted for the April 2011 stock split.

In 2012 and 2011, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $85.0 million and $75.7 million, respectively.

On January 30, 2013, our board of directors declared a share distribution payable on February 14, 2013, to shareholders of record as of February 7, 2013, based on the $0.54350 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2013 was 735,227.

The total i-units distributed to us was computed by dividing $0.54350, the cash amount distributed per common unit, by $30.45, the average closing price of the Listed Shares on the NYSE for the 10 trading days prior to the ex-dividend date, multiplied by 41,198,424, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional voting shares to the General Partner in respect of these additional i-units.

Other Matters. In November 2011, we completed a private offering of 860,684 Listed Shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per Listed Share. We received net proceeds of $25.5 million, which were subsequently invested in an equal number of the Partnership’s i-units. There were no similar offerings for the year ended December 31, 2012.

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

	As of and for the year ended December 31,
	2012	2011	2010 (1)	2009	2008
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$50.5	$72.3	$(38.2)	$35.0	$51.8
Loss on issuance of units by Enbridge Energy Partners, L.P.	—	—	—	—	(13.3)
Income tax expense (benefit)	18.7	26.8	(14.5)	13.2	14.3

Net income (loss)	$31.8	$45.5	$(23.7)	$21.8	$24.2

Basic and diluted earnings (loss) per share(3)	$0.80	$1.24	$(0.70)	$0.70	$0.86

Weighted average shares outstanding(3)	39.9	36.6	34.0	31.4	28.2

Equivalent distribution value per share(2)(3)	$2.1520	$2.0925	$2.0240	$1.9800	$1.9400

Number of additional shares distributed(3)	2.63	2.42	2.51	3.25	2.40

Total assets at December 31	$747.3	$674.8	$551.5	$567.9	$544.4

(1)

In 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010.

(2)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 4. Share Distributions to our financial statements included in this Annual Report on Form 10-K beginning on page 17, we receive distributions of additional i-units rather than cash.

(3)	2010 and prior year values have been adjusted for the April 2011 stock split.

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

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At each of December 31, 2012 and 2011, through our ownership of i-units, we had an approximate 13.3% limited partner interest in the Partnership and at December 31, 2010, an approximate 13.7% limited partnership interest. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$493.1	$624.0	$(198.5)
Less: Net income allocated to General Partner	(126.3)	(105.6)	(63.1)

Net income (loss) allocated to limited partners	$366.8	$518.4	$(261.6)

Our net income of $31.8 million and $45.5 million, and net loss of $23.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, represents equity in earnings and losses attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined U.S. federal and state income tax rate of 37.0% for both 2012 and 2011, and 37.7% in 2010, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2012 compared with year ended December 31, 2011

For the year ended December 31, 2012, our net income decreased by $13.7 million resulting in net income of $31.8 million as compared with the same period in 2011. The decrease is primarily attributable to the $21.8 million decrease in equity income from the Partnership compared to the same period in 2011. For the year ended December 31, 2012, the Partnership had higher operating and administrative expenses in each of its Liquids and Natural Gas segments. This increase in operating costs was primarily due to increased allocation expenses, additional workforce costs, regulatory support, property tax and integrity costs related to the expansion of its systems. As a result, our equity income was reduced by $12.4 million, after tax, which related to these increased operating costs.

In June 2011, the Partnership recognized a settlement related to a dispute with a shipper for oil measurement adjustments the Partnership previously recognized in prior years, which positively impacted our equity income by $4.6 million, after tax. In addition, for the year ended December 31, 2011, our equity income included a $1.5 million after tax decrease of equity income we recorded for our share of cumulative aggregate costs recognized by the Partnership during the year ended December 31, 2011 for previously misstated NGL product purchases and sales that occurred at the Partnership’s wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. We recognized the additional equity loss following our determination that the previously unrecognized amounts were not material to the current or any prior period. As a result, for the year ended December 31, 2011, our equity income was understated by approximately $2.8 million after tax, which related to accounting misstatements for the Partnership’s NGL product purchases and sales made for the year ended December 31, 2010 that were recorded in 2011.

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

Issuance of Listed Shares

In November 2011, we completed a private offering of 860,684 Listed Shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per Listed Share. We received net proceeds of $25.5 million, which were subsequently invested in an equal number of the Partnership’s i-units. There were no similar offerings for the year ended December 31, 2012.

Partnership Issuances of Class A Common Units

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership’s Equity Distribution Agreement, or EDA, and the Partnership’s Amended and Restated Equity Distribution Agreement, or Amended EDA.

Issuance Date	Number of Class A Common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amount)
2012
September	16,100,000	$28.64	$446.8	13.9%	13.1%		$22.6

2011
December	9,775,000	$30.85	$292.0	13.8%	13.4%		$18.2
September	8,000,000	$28.20	218.3	13.7%	13.3%		12.1
July	8,050,000	$30.00	233.7	14.0%	13.5%		15.0

2011 Total	25,825,000		$744.0			$45.3

2010
November(3)	11,960,000	$30.06	$347.4	14.4%	13.7%		$25.5

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its 2% general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)	Shares and unit prices adjusted for the April 2011 stock split.

Equity Distribution Agreement

In June 2010, the Partnership entered into the EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into the Amended EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the original EDA.

During the period from execution of the EDA through May 25, 2011, the Partnership sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of its Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million of which $64.5 million are gross proceeds received in 2011, and no further sales were made under that agreement. On May 27, 2011, the Partnership de-registered the remaining aggregate $25.2 million of Class A common units that were registered under the EDA and remained unsold as of that date.

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA or the Amended EDA, during the years ended December 31, 2011 and 2010, and there were no similar issuances in 2012:

Issuance Date(1)	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	13.9%	13.8%		$4.1
April 1 to May 26(3)	225,200	$32.16	7.0	13.8%	14.0%		0.5
May 27 to June 30(4)	333,794	$30.30	9.9	14.0%	14.0%		0.7
July 1 to September 30(4)	751,766	$28.38	20.8	13.7%	13.3%		1.1

2011 Totals	3,084,208		$93.6			$6.4

2010
April 1 to June 30(3)	574,690	$26.26	$14.8	14.1%	14.1%		$0.7
July 1 to September 30(3)	1,373,482	$27.11	36.3	14.3%	14.2%		1.8
October 1 to December 31(3)	289,230	$27.85	7.6	14.2%	14.2%		0.5

2010 Totals	2,237,402		$58.7			$3.0

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Contributions made by the General Partner to maintain its 2% general partner interest.

(3)	Units and unit price adjusted for the April 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended December 31, 2012, 2011 and 2010, we recorded $22.7 million, $51.7 million and $28.5 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA or Amended EDA issuances. The after-tax effect of these capital account adjustments to our Shareholders’ equity at December 31, 2012, 2011 and 2010 was $14.4 million, $32.6 million and $17.9 million, respectively.

Year ended December 31, 2011 compared with year ended December 31, 2010

For the year ended December 31, 2011, our net income increased by $69.2 million resulting in a net income of $45.5 million as compared with the same period in 2010. The growth was primarily attributable to the $110.5 million increase in equity income from the Partnership compared to the same period in 2010.

In June 2011, the Partnership recognized a settlement related to a dispute with a shipper for oil measurement adjustments the Partnership previously recognized in prior years, which positively impacted our equity income by $7.2 million. In addition, our equity income for the year ended December 31, 2011 also includes a $2.4 million decrease of equity income we recorded for our share of cumulative aggregate costs recognized by the Partnership during the year ended December 31, 2011 for previously misstated NGL product purchases and sales that occurred at the Partnership’s wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. We recognized the additional equity loss following our determination that the previously unrecognized amounts were not material to the current or any prior period. As a result, for the year ended December 31, 2011, our equity income was understated by approximately $4.5 million, which related to accounting misstatements for the Partnership’s NGL product purchases and sales made for the year ended December 31, 2010 that were recorded in 2011.

During 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity income losses on our statements of income for the year ended December 31, 2010. Comparatively, in 2011, the Partnership received insurance proceeds related to the Line 6B crude oil release that were partially offset by additional accruals for the two crude oil releases, where the remaining amount positively impacted our equity income by $9.8 million, after taxes.

During the years ended December 31, 2011 and 2010, we recorded a total of $51.7 million and $28.5 million, respectively, in capital account adjustments in relation to the Partnership’s Class A common unit issuances. The net after-tax effect of these capital account adjustments on our December 31, 2011 and 2010 statements of shareholders’ equity was $32.6 million and $17.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the NYSE and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights. At December 31, 2012, our issued capitalization consisted of $981.7 million associated with our 41,198,420 Listed Shares outstanding.

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

We used substantially all of the net proceeds from our initial public offering to purchase i-units from the Partnership and to compensate Enbridge, the ultimate parent company of the General Partner, for its purchase provisions and tax indemnities. Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right and obligation, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agreed to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agreed to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate cash sufficient to pay such taxes, in each case, other than any Texas franchise taxes or other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

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

INCOME TAXES

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and income tax purposes.

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have cash sufficient to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. The effective tax rate we have used in computing the income tax provision in 2012 and 2011 is 37.0%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.0%.

Our income tax expense of $18.7 million, for the year ended December 31, 2012, is $8.1 million less than the income tax expense we incurred for the corresponding period in 2011. The decrease in income tax expense for the year ended December 31, 2012 as compared to the same period in 2011 was due to the decrease in our taxable income primarily associated with reduced amounts of equity income we recognized from the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On January 30, 2013, our board of directors declared a share distribution payable on February 14, 2013, to shareholders of record as of February 7, 2013, based on the $0.54350 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2013 was 735,227. The amount of this increase is calculated by dividing $0.54350, the cash amount distributed by the Partnership per common unit by $30.45, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 41,198,424, the number of shares outstanding on the record date. We distributed an additional 611,430 Listed Shares to our Listed shareholders and 123,797 shares to the General Partner in respect of these additional i-units.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At each of December 31, 2012 and 2011, we owned approximately 13.3%, and at December 31, 2010, we owned approximately 13.7% of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 14, 2013

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions, except per unit amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$50.5	$72.3	$(38.2)

Income (loss) before income tax expense (benefit)	50.5	72.3	(38.2)
Income tax expense (benefit) (Note 7)	18.7	26.8	(14.5)

Net income (loss)	$31.8	$45.5	$(23.7)

Net income (loss) per share, basic and diluted (Note 3)	$0.80	$1.24	$(0.70)

Weighted average shares outstanding (Note 3)	39.9	36.6	34.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net income (loss)	$31.8	$45.5	$(23.7)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $0.3, $9.7 and $2.4, respectively	(0.5)	(16.7)	(4.3)

Comprehensive income (loss)	$31.3	$28.8	$(28.0)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$31.8	$45.5	$(23.7)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	(50.5)	(72.3)	38.2
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	(0.2)	—	—
Due to affiliates	0.2	—	—
Deferred income taxes (Note 7)	18.7	26.8	(14.5)
Other	(0.1)	0.2	—

Net cash provided by (used in) operating activities	(0.1)	0.2	—

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P.	—	(25.5)	—

Net cash used in investing activities	—	(25.5)	—

Cash provided by financing activities:
Net proceeds from share issuance (Note 5)	—	25.5	—

Net cash provided by financing activities	—	25.5	—

Net increase (decrease) in cash and cash equivalents	(0.1)	0.2	—
Cash and cash equivalents at beginning of year	0.2	—	—

Cash and cash equivalents at end of period	$0.1	$0.2	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2012	2011
	(dollars in millions)
ASSETS
Cash	$0.1	$0.2
Due from affiliates	0.3	0.1
Investment in Enbridge Energy Partners, L.P.	746.9	674.5

	$747.3	$674.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$—	$0.2
Due to affiliates	0.3	0.1
Deferred income tax liability (Note 7)	143.8	117.0

	144.1	117.3

Shareholders’ equity (Notes 3, 4 and 5)
Voting shares-unlimited authorized; 4.48 and 4.19 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Listed shares-unlimited authorized; 41,198,420 and 38,566,330 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	981.7	882.3
Accumulated deficit	(343.9)	(290.7)
Accumulated other comprehensive income (loss)	(34.6)	(34.1)

	603.2	557.5

	$747.3	$674.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except unit amounts)
Voting Shares
Beginning balance	4.19	$—	3.92	$—	3.64	$—
Share distributions (Note 4)	0.29	—	0.27	—	0.28	—

Ending balance	4.48	—	4.19	—	3.92	—

Listed Shares
Beginning balance	38,566,330	882.3	35,285,418	748.5	32,777,730	662.3
Net proceeds and issuance costs from share issuance (Note 5)	—	—	860,684	25.5	—	—
Capital account adjustments (Note 5)	—	14.4	—	32.6	—	17.9
Share distributions (Note 4)	2,632,090	85.0	2,420,228	75.7	2,507,688	68.3

Ending balance	41,198,420	981.7	38,566,330	882.3	35,285,418	748.5

Accumulated deficit
Beginning balance		(290.7)		(260.5)		(168.5)
Net income (loss)		31.8		45.5		(23.7)
Share distributions (Note 4)		(85.0)		(75.7)		(68.3)

Ending balance		(343.9)		(290.7)		(260.5)

Accumulated other comprehensive loss
Beginning balance		(34.1)		(17.4)		(13.1)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.		(0.5)		(16.7)		(4.3)

Ending balance		(34.6)		(34.1)		(17.4)

Total Shareholders’ equity		$603.2		$557.5		$470.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol EEQ. We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol EEP, which together with the Class B common units, we refer to as common units. Under a delegation of control agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 4.48 voting shares, which is 100% of our voting shares, as well as 6,936,939 Listed Shares, which is 16.8% of our Listed Shares, while the remaining 34,261,481 Listed Shares, which is 83.2% of our Listed Shares, were held by the public at December 31, 2012.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2012 and 2011, we owned approximately 13.3% of the Partnership.

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U. S. federal income tax purposes. We recognize deferred income tax assets and liabilities for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which the legislation is enacted. Currently, the only temporary difference (and associated deferred tax expense) results from recording our equity in the earnings of the Partnership which will not become taxable until the Partnership is liquidated, or the i-units are otherwise monetized.

We are a party to a tax indemnification agreement with Enbridge. Pursuant to this tax indemnification agreement, Enbridge agrees to indemnify us from any tax liability attributable to our formation or our management of the business and affairs of the Partnership and from any taxes arising out of a transaction involving the i-units owned, to the extent the transaction does not generate cash sufficient to pay our taxes with respect to such transaction, in each case, other than any Texas franchise taxes and other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have cash sufficient to pay them. As a result, we accrue state income taxes in addition to federal income tax.

Accounting for Uncertainty in Income Taxes

Pursuant to the authoritative accounting guidance for accounting for uncertainty in income taxes, we recognize the tax effects of any uncertain tax positions as the largest amount that will more likely than not be realized upon ultimate settlement with a taxing authority having full knowledge of the position and all relevant facts. This guidance has not materially affected our operating results, cash flows or financial position.

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

3.    SHARE SPLIT

Our Listed Shares are traded on the NYSE. On February 18, 2011, our board of directors approved a split of our Listed and voting shares effected by a distribution on April 21, 2011 of one Listed Share for each Listed Share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the quarter ended March 31, 2011 and the year ended December 31, 2010 presented in our statements of income and the number of shares presented in our statements of shareholders’ equity are presented reflecting the retrospective effects of the share split.

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

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to the General Partner and the holders of its Class A and B common units. We do not, however, receive distributions of cash on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its Class A and B common units, we receive additional i-units under the terms of the Partnership’s partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares is equal to the number of i-units that we own in the Partnership.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2012, 2011 and 2010.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
			(in millions, except per unit amounts and share prices)
2012
October 31	November 7	November 14	$0.54350	$31.65	695,596	578,472	117,124
July 30	August 7	August 14	$0.54350	$31.43	688,548	572,611	115,937
April 30	May 7	May 15	$0.53250	$32.28	646,118	537,325	108,793
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

					2,632,090	2,188,901	443,189

2011
October 28	November 4	November 14	$0.53250	$30.28	651,705	539,467	112,238
July 28	August 5	August 12	$0.53250	$30.13	643,589	532,749	110,840
April 28	May 6	May 13	$0.51375	$33.25	554,016	458,602	95,414
January 28(1)	February 4	February 14	$0.51375	$31.75	570,918	472,593	98,325

					2,420,228	2,003,411	416,817

2010(1)
October 27	November 4	November 12	$0.51375	$29.37	606,704	502,216	104,488
July 23	August 5	August 13	$0.51375	$27.79	629,536	521,116	108,420
April 28	May 7	May 14	$0.50125	$25.79	649,228	537,416	111,812
January 29	February 5	February 12	$0.49500	$26.08	622,220	515,060	107,160

					2,507,688	2,075,808	431,880

(1)

Distributions per unit, average closing price, additional i-units owned and Listed Shares distributed to the public and to the General Partner for the distributions paid have been retrospectively adjusted for the two-for-one split of the Partnership’s units and of our Listed and voting shares.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $85.0 million, $75.7 million and $68.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

5.    CAPITAL ACCOUNT ADJUSTMENTS ON ISSUANCES OF COMMON UNITS BY THE PARTNERSHIP

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

Issuance of Listed Shares

In November 2011, we completed a private offering of 860,684 Listed Shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per Listed Share. We received net proceeds of $25.5 million, which were subsequently invested in an equal number of the Partnership’s i-units.

The following table presents our issuances of additional Listed Shares for 2011. There were no similar issuances in 2012 or 2010.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
2011
November	860,684	$29.86	$25.5	13.5%	13.8%

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

Partnership Issuances of Class A Common Units

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership’s Equity Distribution Agreement, or EDA, and the Partnership’s Amended and Restated Equity Distribution Agreement, or Amended EDA.

Issuance Date	Number of Class A Common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amount)
2012
September	16,100,000	$28.64	$446.8	13.9%	13.1%	$22.6

2011
December	9,775,000	$30.85	$292.0	13.8%	13.4%	$18.2
September	8,000,000	$28.20	218.3	13.7%	13.3%	12.1
July	8,050,000	$30.00	233.7	14.0%	13.5%	15.0

2011 Total	25,825,000		$744.0			$45.3

2010
November(3)	11,960,000	$30.06	$347.4	14.4%	13.7%	$25.5

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses and including contributions from the General Partner to maintain its 2% general partner interest in the Partnership.

(2)	Before the effect of income taxes.

(3)	Shares and unit prices adjusted for the April 2011 stock split.

Equity Distribution Agreement

In June 2010, the Partnership entered into the EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into the Amended EDA for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the original EDA.

During the period from execution of the EDA through May 25, 2011, the Partnership sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of its Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million of which $64.5 million are gross proceeds received in 2011, and no further sales were made under that agreement. On May 27, 2011, the Partnership de-registered the remaining aggregate $25.2 million of Class A common units that were registered under the EDA and remained unsold as of that date.

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA or the Amended EDA, during the years ended December 31, 2011 and 2010, and there were no similar issuances in 2012:

Issuance Date (1)	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	13.9%	13.8%	$4.1
April 1 to May 26(3)	225,200	$32.16	7.0	13.8%	14.0%	0.5
May 27 to June 30 (4)	333,794	$30.30	9.9	14.0%	14.0%	0.7
July 1 to September 30 (4)	751,766	$28.38	20.8	13.7%	13.3%	1.1

2011 Totals	3,084,208		$93.6			$6.4

2010
April 1 to June 30 (3)	574,690	$26.26	$14.8	14.1%	14.1%	$0.7
July 1 to September 30 (3)	1,373,482	$27.11	36.3	14.3%	14.2%	1.8
October 1 to December 31(3)	289,230	$27.85	7.6	14.2%	14.2%	0.5

2010 Totals	2,237,402		$58.7			$3.0

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Contributions made by the General Partner to maintain its 2% general partner interest.

(3)	Units and unit price adjusted for the April 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended December 31, 2012, 2011 and 2010, we recorded $22.7 million, $51.7 million and $28.5 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA or Amended EDA issuances. The after-tax effect of these capital account adjustments to our Shareholders’ equity at December 31, 2012, 2011 and 2010 was $14.4 million, $32.6 million and $17.9 million, respectively.

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2012, 2011 and 2010, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

7.    INCOME TAXES

Our long-term deferred income tax liability of $143.8 million and $117.0 million at December 31, 2012 and 2011, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax liability. As of December 31, 2012 and 2011, we had no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.0%	2.0%	2.7%

Effective income tax rate	37.0%	37.0%	37.7%

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2011, 2010 and 2009.

8.    SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2012	2011	2010
	(in millions)
Operating revenue	$6,706.1	$9,109.8	$7,736.1
Operating expenses	5,812.9	8,113.0	7,608.8

Operating income	$893.2	$996.8	$127.3

Net income (loss)	$550.1	$677.2	$(137.9)
Less: Net income attributable to noncontrolling interest	57.0	53.2	60.6

Net income (loss) attributable to Enbridge Energy Partners, L.P.	$493.1	$624.0	$(198.5)

Current assets	$1,087.9	$1,319.4	$1,219.9

Long-term assets	$11,708.9	$10,050.7	$9,221.1

Current liabilities	$1,634.0	$1,450.2	$1,317.9

Long-term liabilities	$5,914.9	$5,307.8	$5,237.6

Noncontrolling interest	$793.5	$445.5	$465.4

Partners’ capital	$5,247.9	$4,612.1	$3,885.5

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

For the year ended December 31, 2012, the Partnership had higher operating and administrative expenses in each of its Liquids and Natural Gas segments. This increase in operating costs was primarily due to increased allocated expenses, additional workforce costs, regulatory support costs, property taxes and integrity costs related to the expansion of its systems. As a result, our equity income was reduced by $12.4 million, after tax, which related to these increased operating costs.

In June 2011, the Partnership recognized a settlement related to a dispute with a shipper for oil measurement adjustments the Partnership previously recognized in prior years, which positively impacted our equity income by $4.6 million after taxes. In addition, for the year ended December 31, 2011, our equity income included a $1.5 million after tax decrease of equity income we recorded for our share of cumulative aggregate costs recognized by the Partnership during the year ended December 31, 2011 for previously misstated NGL product purchases and sales that occurred at the Partnership’s wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. We recognized the additional equity loss following our determination that the previously unrecognized amounts were not material to the current or any prior period. As a result, for the year ended December 31, 2011, our equity income was understated by approximately $2.8 million after tax, which related to accounting misstatements for the Partnership’s NGL product purchases and sales made for the year ended December 31, 2010 that were recorded in 2011.

In July and September 2010, the Partnership sustained losses from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, the Partnership recognized $52.4 million, after taxes, of equity losses in operating income for the year ended December 31, 2010.

10.    SUBSEQUENT EVENTS

Share Distribution

On January 30, 2013, our board of directors declared a share distribution payable on February 14, 2013, to shareholders of record as of February 7, 2013, based on the $0.54350 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2013 was 735,227. The amount of this increase is calculated by dividing $0.54350, the cash amount distributed by the Partnership per common unit by $30.45, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 41,198,424, the number of shares outstanding on the record date. We distributed an additional 611,430 Listed Shares to our Listed shareholders and 123,797 shares to the General Partner in respect of these additional i-units.

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

12.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second(4)	Third(1)		Fourth(2)(5)	Total
	(dollars in millions, except per share amounts)
2012 Quarters
Net Income	$6.1	$8.4		$15.4	$1.9	$31.8
Net Income per share	$0.16	$0.21		$0.38	$0.05	$0.80

2011 Quarters(3)
Net Income	$8.5	$12.2		$7.8	$17.0	$45.5
Net Income per share	$0.24	$0.34	$ 0.21		$0.45	$1.24

(1)

In the third quarter of 2012, equity income from our investment in the Partnership was positively affected by $12.5 million, after-taxes, due to insurance proceeds, net of accruals, received by the Partnership for the Line 6B crude oil release.

(2)

In the fourth quarter of 2012, equity income from our investment in the Partnership was negatively affected because the Partnership received no additional insurance proceeds in connection with the Line 6B crude oil release, as compared to $12.5 million, after tax, in insurance proceeds that the Partnership received in the third quarter of 2012.

(3)

We recognized $3.0 million, $(2.0) million, $(4.7) million and $13.5 million of equity income (loss), net of taxes, in the first, second, third, and fourth quarters of 2011, respectively, related to additional costs, net of insurance recoveries, recognized by the Partnership related to its Line 6B and Line 6A crude oil releases.

(4)

In the second quarter of 2011, equity income from our investment in the Partnership was affected by $4.6 million, net of taxes, due to the funds received by the Partnership from its shipper measurement settlement.

(5)

In the fourth quarter of 2011, we adjusted equity income from an investment in the Partnership, which was affected by adjustments recorded by the Partnership associated with account misstatements at its trucking and natural gas liquids marketing subsidiary in the amount of $1.5 million, net of taxes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that (1) we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act, within the time periods specified by the SEC’s rules and forms and (2) information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, beginning on page 19.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2012.

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

Name	Age	Position
Directors and Executive Officers:
Jeffrey A. Connelly	66	Director and Chairman of the Board
J. Herbert England	66	Director
Rebecca B. Roberts	60	Director
Dan A. Westbrook	60	Director
J. Richard Bird	63	Director
Mark A. Maki	48	President of Enbridge Management, Senior Vice President of General Partner and Director
Terrance L. McGill	58	President of General Partner, Senior Vice President of Enbridge Management and Director
Stephen J. Wuori	55	Executive Vice President—Liquids Pipelines and Director
Leon A. Zupan	57	Executive Vice President—Gas Pipelines and Director
Martha O. Hesse	70	Retired Director and Chairman of the Board
Al Monaco	53	Former Executive Vice President—Gas Pipelines, Green Energy & International and Director

Officers:
Arthur D. Meyer	56	Senior Vice President—Liquids Pipelines
Richard L. Adams	48	Vice President—U.S. Operations, Liquids Pipelines
Janet L. Coy	55	Vice President—Natural Gas Marketing
E. Chris Kaitson	56	Vice President—Law and Assistant Secretary
John A. Loiacono	50	Vice President—Commercial Activities
Susan E. Miller	54	Vice President—Integrity
Byron C. Neiles	47	Vice President—Major Projects
Stephen J. Neyland	45	Vice President—Finance
Kerry C. Puckett	51	Vice President—Engineering and Operations, Gathering & Processing
William M. Ramos	53	Controller
Allan M. Schneider	54	Vice President—Regulated Engineering and Operations
Bruce A. Stevenson	57	Corporate Secretary
David K. Wudrick	49	Former Treasurer
Darren Yaworsky	42	Treasurer

DIRECTORS AND EXECUTIVE OFFICERS

Jeffrey A. Connelly

Jeffrey A. Connelly was elected as Chairman of the Board of Directors, or the Board, in July 2012 and as a director of the General Partner and Enbridge Management in January 2003. Previously, Mr. Connelly served as Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. Mr. Connelly also served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001.

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation, a former Fortune 500 Company whose principal business segments included gathering, processing, storage and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly-owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and was appointed as the Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management in July 2012. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company).

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions, as well as his service with other public company audit committees.

Rebecca B. Roberts

Rebecca B. Roberts was elected a director of the General Partner and Enbridge Management in July 2012 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. From 2006 to 2011, Ms. Roberts was President of Chevron Pipe Line Company. Prior to that, Ms. Roberts was President of Chevron Global Power Generation from 2003 to 2006. She held various other positions within Chevron and its subsidiaries from 1974 to 2003. Ms. Roberts currently serves on the board of directors of Black Hills Corporation, a diversified energy company whose non-regulated businesses generate wholesale electricity and produce natural gas, oil and coal and whose utilities businesses serve natural gas and electric customers.

Ms. Roberts brings to the Board considerable pipeline and energy industry experience because of her service with other companies in the energy sector.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. From August 2002 to June 2004, Mr. Westbrook served as director and chairman of the finance committee of the International School of Beijing. He also serves on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. He is a former director of Ivanhoe Mines, an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provides software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and for Enbridge Management in October 2012. Mr. Bird also currently serves as Executive Vice President, Chief Financial Officer and Corporate Development for Enbridge. Since 1995, when he joined Enbridge as Vice President and Treasurer, Mr. Bird has held various managerial positions with Enbridge, including Executive Vice President—Liquids Pipelines and Senior Vice President—Corporate Planning and Development. Mr. Bird served as president of the General Partner from July 2000 to June 2001 and from 2003 to 2008 he held several positions with the General Partner and Enbridge Management, including Director and Vice President and Executive Vice President—Liquids Pipelines, and Group Vice President—Liquids Transportation. Prior to joining Enbridge, Mr. Bird held senior financial executive positions at a number of other public companies.

Through his long career in the energy industry and his financial expertise, Mr. Bird provides significant experience to the Boards of the General Partner and Enbridge Management.

Mark A. Maki

Mark A. Maki was appointed President of Enbridge Management and Senior Vice President of the General Partner and elected as a director of both companies in October 2010. Mr. Maki previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 26 years with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Terrance L. McGill

Terrance L. McGill was elected as a director and appointed as President of the General Partner and Senior Vice President of Enbridge Management in October 2010. Prior to October 2010, Mr. McGill served as a director and President of the General Partner and of Enbridge Management since May 2006. Mr. McGill previously served as Vice President—Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

As the President of the General Partner, Mr. McGill gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Stephen J. Wuori

Stephen J. Wuori was elected a director of the General Partner and Enbridge Management in January 2008 and also serves as the Executive Vice President—Liquids Pipelines for the General Partner and Enbridge Management. Mr. Wuori also was appointed President, Liquids Pipelines of Enbridge in October 2010 and had the Major Projects business unit added to his portfolio in January 2012 after which he became President, Liquids Pipelines and Major Projects. From 2008 to October 2010, Mr. Wuori served Enbridge as Executive Vice President—Liquids Pipelines. He was previously appointed Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

As Executive Vice President—Liquids Pipelines, Mr. Wuori provides our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides financial expertise, leadership skills, pipeline operations expertise and knowledge of our business environment, which he has gained through his long career with Enbridge.

Leon A. Zupan

Leon A. Zupan was elected as a director of the General Partner and Enbridge Management and appointed as Executive Vice President—Gas Pipelines in April 2012. Prior to that, Mr. Zupan served as Vice President—Operations, Liquids Pipelines for the General Partner and Enbridge Management since 2004. Mr. Zupan also serves Enbridge as President—Gas Pipelines, overseeing Enbridge’s U.S. and Canadian gas pipelines businesses since February 2012, prior to which, since October 2010, Mr. Zupan was Senior Vice President—Operations overseeing Enbridge’s U.S. and Canadian liquids pipelines. Prior to that, Mr. Zupan served Enbridge as Vice President—Operations since 2004. Mr. Zupan has more than 25 years’ experience with Enbridge across a range of businesses.

As a director and Executive Vice President—Gas Pipelines, Mr. Zupan provides our Board insight and in-depth knowledge of our industry and our specific operations and strategies.

Martha O. Hesse

Martha O. Hesse retired from her position as Chairman of the Board in July 2012 and as director of Enbridge, the General Partner and Enbridge Management, including her membership on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, in August 2012. Ms. Hesse had been elected as a director of the General Partner and Enbridge Management in March 2003 and served as a member of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management and was appointed as Chairman of the Board in 2007. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the FERC from 1986 to 1989. Ms. Hesse also served as Senior Vice President of First Chicago Corporation and as Assistant Secretary for Management and Administration of the U.S. Department of Energy. She is a private investor and currently serves as a director of Mutual Trust Financial Group.

Ms. Hesse’s contribution to the Board was significant during her tenure.

Al Monaco

Al Monaco resigned as the Executive Vice President—Gas Pipelines, Green Energy & International of the General Partner and Enbridge Management in April 2012 and resigned as director of the General Partner and Enbridge Management in October 2012 when he became President and Chief Executive Officer of Enbridge. Mr. Monaco was elected as a director of the General Partner and Enbridge Management, in October 2010 and

resigned as an officer of these entities in April of 2012. In April of 2011, he was elected as Executive Vice President—Gas Pipelines, Green Energy & International of the General Partner and Enbridge Management. Mr. Monaco has served Enbridge as a director and as President and Chief Executive Officer since February 2012, and prior to that he served as President—Gas Pipelines, Green Energy & International of Enbridge since October 2010. Previously, since January 2008, Mr. Monaco was Executive Vice President—Major Projects of the General Partner and Enbridge Management in which he held similar responsibilities with Enbridge. Prior to that, Mr. Monaco was President of Enbridge Gas Distribution Inc., a subsidiary of Enbridge, from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation from those positions in April 2003.

Since 1995, Mr. Monaco has held multiple roles of increasing financial and managerial responsibility during his career with Enbridge. Mr. Monaco brought the Board pipeline industry experience, extensive knowledge in the areas of investor relations, treasury and corporate finance, as well as leadership skills and knowledge of his local community and business environment.

OTHER OFFICERS

Richard L. Adams was elected Vice President—U.S. Operations, Liquids Pipelines of the General Partner and Enbridge Management in February 2010 prior to which he was Vice President—U.S. Engineering and Project Execution, Liquids Pipelines from June 2007 and prior to which he was Vice President—Operations and Technologies from April 2003. Prior to April 2003, he was Director of Technology & Operations for the General Partner and Enbridge Management from 2001, and Director of Field Operations and Technical Services and Director of Commercial Activities for OCENSA/Enbridge in Bogota, Colombia from 1997 to 2001.

Janet L. Coy was appointed Vice President—Natural Gas Marketing of the General Partner and Enbridge Management in October 2010. Ms. Coy previously served as President of the Natural Gas Marketing subsidiaries of Enbridge Management and the General Partner since the acquisition of Midcoast Energy Resources, Inc. and continues to serve in that capacity.

E. Chris Kaitson was appointed Vice President—Law of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

John A. Loiacono was appointed Vice President—Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources, Inc. in February 2000 as an Asset Optimizer until it was acquired by Enbridge in May 2001.

Arthur D. Meyer was elected Senior Vice President—Liquids Pipelines of the General Partner and Enbridge Management in September 2012. Since July 2012, Mr. Meyer also serves Enbridge Pipelines as Chief Operating Officer—Liquids Pipelines. Prior to that, in October 2010, Mr. Meyer was named Senior Vice President—Pipeline Integrity and Engineering. Prior titles since joining Enbridge in 1989 include Senior Vice President, Major Projects from July 2010 to October 2010, Senior Vice President—Oil Sands Projects from April 2008 to June 2010 and Senior Vice President—Major Project Execution from February 2007 to March 2008. Mr. Meyer’s former titles with Enbridge Pipelines also include Vice President—Technology, and Vice President—Liquids Marketing.

Susan E. Miller was appointed Vice President—Integrity of the General Partner and Enbridge Management in October 2010. Ms. Miller previously served as Vice President—International Business Development for Enbridge since September 2009, including serving as General Manager of the OCENSA crude oil pipeline in Colombia since 2006. Ms. Miller has been an Enbridge employee since 1988.

Byron C. Neiles was appointed Vice President—Major Projects of the General Partner and Enbridge Management in October 2010. Mr. Neiles was named Senior Vice President—Major Projects of Enbridge in November 2011 and previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

Stephen J. Neyland was appointed Vice President—Finance of the General Partner and Enbridge Management in October 2010. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to his appointment, he served as Controller—Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

Kerry C. Puckett was appointed Vice President—Engineering and Operations, Gathering & Processing of the General Partner and Enbridge Management in October 2007. Prior to his appointment, he served as General Manager of Engineering and Operations from 2004 and Manager of Operations from 2002 to 2004. Prior to that time, he served as Manager of Business Development for Sid Richardson Energy Services Company.

William M. Ramos was appointed Controller of the General Partner and Enbridge Management in October 2010. Prior to his appointment, he served as Assistant Controller and in other managerial roles of the General Partner with responsibility for financial accounting, reporting and control from April 2005. Mr. Ramos served in various management capacities in energy-related companies prior to 2005.

Allan M. Schneider was appointed Vice President—Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Prior to his appointment, he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

Bruce A. Stevenson was appointed Corporate Secretary of the General Partner and Enbridge Management in July 2004. Between 2000 and 2004, Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company that was acquired by TransCanada Pipelines.

David K. Wudrick resigned as Treasurer of the General Partner and Enbridge Management in October 2012, a position he had held since April 2010. Since August 2012, Mr. Wudrick has served Enbridge as Senior Director—Strategic Development for Liquids Pipelines, prior to which he was Senior Director—Finance for Enbridge. Previously, from 2007 he had served Enbridge as Director—Treasury and from 2005 he was Treasurer of Enbridge Management Service Inc., a wholly-owned subsidiary of Enbridge.

Darren J. Yaworsky was appointed Treasurer of the General Partner and Enbridge Management in October 2012. He is also Director—Treasury, for Enbridge, a position he has held since 2011. Mr. Yaworsky has held the following positions since joining Enbridge in 2008: From 2010 to 2011, he served as Senior Manager—Treasury and from 2008 to 2010 he was Manager—Treasury. Prior to joining Enbridge, Mr. Yaworsky was Managing Director with Bank of Montreal from 2005 to 2008 and has worked in the banking industry since 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2012 and prior years were timely made, except that each of J. Richard Bird, one of our directors, and Arthur D. Meyer, one of our officers, did not timely file a Form 3 to report the number of Listed Shares beneficially held by him.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 29, 2012.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgemanagement.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for Senior Officers, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C, 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgemanagement.com. We post on our website any amendments to or waivers of our Statement of Business Conduct, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our Board of Directors should function and its position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgemanagement.com. We post on our website any amendments to our Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to these amendments through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are J. Herbert England, Jeffrey A. Connelly, Dan A. Westbrook, and Rebecca B. Roberts. Martha O. Hesse resigned as a director and as a member of the Audit Committee on August 14, 2012, and Rebecca B. Roberts was elected to fill the Audit Committee vacancy on July 30, 2012. Jeffrey A. Connelly resigned as chairman of the Audit Committee on July 30, 2012, and J. Herbert England was subsequently elected as chairman of the Audit Committee. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

The charter of the Audit Committee is available on our website at www.enbridgemanagement.com. The charter of the Audit Committee complies with the listing standards of the NYSE currently applicable to us. This material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

Enbridge Management’s Board of Directors has determined that J. Herbert England and Jeffrey A. Connelly each qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. England is on the Audit Committees of the General Partner and Enbridge Management. In compliance with the provisions of the Audit Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit Committee.

Enbridge Management’s Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing to the Chairman, Audit Committee, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of Enbridge Management meet at regularly scheduled executive sessions without management. Jeffrey A. Connelly serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company’s independent directors may do so by writing to the Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 14, 2013, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	7,060,735	16.8
1100 Louisiana St., Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	6,048,959	14.68
1800 Avenue of Stars, Third Floor Los Angeles, CA 90067
Neuberger Berman Group, L.L.C.(4)	2,615,797	6.3
605 Third Avenue New York, NY 10158

(1)

As of February 14, 2013, there were 41,933,646 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 4.55, or 100%, of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 6,048,959 shares in its amendment to its Schedule 13G, filed January 9, 2013. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)	Neuberger Berman Group L.L.C. reported shared voting power as to 2,528,063 shares and shared dispositive power as to 2,615,797 shares in its amendment to its Schedule 13G, filed February 14, 2013.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 14, 2013 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares (1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	—	Class A common units	20,000	*
J. Herbert England	Listed Shares	—	—	Class A common units	7,876	*
Rebecca B. Roberts	Listed Shares	—	—	Class A common units	4,000	*
Dan A. Westbrook(3)	Listed Shares	—	—	Class A common units	21,000	*
J. Richard Bird(4)	Listed Shares	81,741	*	Class A common units	—	—
Mark A. Maki(8)	Listed Shares	2,457	*	Class A common units	4,000	*
Terrance L. McGill	Listed Shares	4,319	*	Class A common units	8,000	*
Stephen J. Wuori	Listed Shares	—	—	Class A common units	—	—
Leon A. Zupan	Listed Shares	—	—	Class A common units	—	—
Martha O. Hesse(5)	Listed Shares	53,434	*	Class A common units	—	—
Al Monaco	Listed Shares	—	—	Class A common units	—	—
Arthur D. Meyer	Listed Shares	—	—	Class A common units	—	—
Richard L. Adams	Listed Shares	—	—	Class A common units	—	—
Janet L. Coy(6)	Listed Shares	—	—	Class A common units	500	*
E. Chris Kaitson	Listed Shares	—	—	Class A common units	—	—
John A. Loiacono	Listed Shares	—	—	Class A common units	5,000	*
Susan E. Miller	Listed Shares	—	—	Class A common units	—	—
Byron C. Neiles	Listed Shares	—	—	Class A common units	—	—
Stephen J. Neyland(7)	Listed Shares	3,044	*	Class A common units	—	—
Kerry C. Puckett	Listed Shares	1,087	*	Class A common units	3,000	*
William M. Ramos	Listed Shares	—	—	Class A common units	—	—
Allan M. Schneider	Listed Shares	—	—	Class A common units	—	—
Bruce A. Stevenson	Listed Shares	—	—	Class A common units	—	—
David K. Wudrick	Listed Shares	—	—	Class A common units	—	—
Darren Yaworsky	Listed Shares	—	—	Class A common units	—	—

All Officers, directors and nominees as a group (25 persons)		146,082	*		73,376	*

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.

(3)

Of the 21,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 5,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(4)	The 81,741 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.

(5)

The 53,434 Listed Shares beneficially owned by Ms. Hesse are held in an Individual Retirement Account established for her benefit. Ms. Hesse retired as a director of our General Partner and Enbridge Management on August 14, 2012.

(6)	The 500 Class A common units beneficially owned by Ms. Coy are held in an Individual Retirement Account established for her benefit.

(7)	The 3,044 Listed Shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

(8)

Of the 4,000 Class A common units beneficially owned by Mr. Maki, 3,000 Class A common units are held directly by Mr. Maki, and 1,000 Class A common units are held by Mr. Maki as Personal Representative of his mother’s estate.

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

For the years ended December 31, 2012, 2011 and 2010, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2012, 2011 and 2010, expenses for services and personnel provided under the services agreements were paid by the Partnership.

SUPPORTIVE ARRANGEMENTS WITH ENBRIDGE

In connection with our initial public offering in October 2002, we entered into a tax indemnification agreement and purchase provisions with Enbridge. Under the tax indemnification agreement, Enbridge has agreed to indemnify us for any tax liability attributable to our formation, our management of the business and affairs of the Partnership and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate cash sufficient to pay our taxes with respect to such transaction. Under the purchase provisions, Enbridge has the right to purchase our outstanding Listed Shares in connection with certain significant events involving the Partnership and also whenever Enbridge owns more than 80% of our outstanding Listed Shares. We paid Enbridge $500,000 in consideration of its obligations under the tax indemnification agreement and purchase provisions.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 14, 2013, the General Partner owned approximately 7,060,735, or approximately 16.8%, of our Listed Shares and 4.55, or 100%, of our voting shares.

At February 14, 2013, we owned 41,933,651 i-units, representing all of the outstanding i-units and an approximate 13.5% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

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

	For the year ended December 31,
Name and Address of Beneficial Owner	2012	2011
Audit Fees(1)	$153,000	$87,200

Total	$153,000	$87,200

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements, review of the interim financial statements and our equity offerings.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2012 and 2011 were approved by the Audit Committee.

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

(3)  Exhibits.

Reference is made to the “Index of Exhibits” following the signature page on page 52, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/s/ Mark A. Maki
Mark A. Maki
Date: February 14, 2013		(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Mark A. Maki	/s/ Terrance L. McGill
Mark A. Maki President and Director (Principal Executive Officer)	Terrance L. McGill President of General Partner and Director

/s/ Stephen J. Wuori	/s/ Leon A. Zupan
Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	Leon A. Zupan Executive Vice President—Gas Pipelines and Director

/s/ J. Richard Bird	/s/ Stephen J. Neyland
J. Richard Bird Director	Stephen J. Neyland Vice President—Finance (Principal Financial Officer)

/s/ William M. Ramos	/s/ Jeffrey A. Connelly
William M. Ramos Controller	Jeffrey A. Connelly Director

/s/ J. Herbert England	/s/ Rebecca B. Roberts
J. Herbert England Director	Rebecca B. Roberts Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on December 20, 2012).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.35 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
10.8+	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.36 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
10.9+	Executive Employment Agreement between Leon Zupan, as Executive, and Enbridge Inc., dated December 6, 2012, effective August 1, 2012 (incorporated by reference to Exhibit 10.1 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).
10.10+	Executive Employment Agreement between Art D. Meyer, as Executive, and Enbridge Inc., dated August 11, 1998 (incorporated by reference to Exhibit 10.2 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.