Form 10-Q
period 2013-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2013-05-01
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 52,283,646 Listed Shares outstanding as of May 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2013.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.”

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

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended 2012 and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended 2012, which we refer to as the Partnership’s 10-K, and in “Part II, Item 1A. Risk Factors” of Enbridge Energy Partners L.P. Quarterly Report on Form 10-Q for the three month period ended March 31, 2013, for a discussion of risks to the Partnership that also may affect us.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended March 31,
	2013	2012
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(21.8)	$9.7

Income (loss) before income tax expense	(21.8)	9.7
Income tax expense (benefit)	(8.0)	3.6

Net income (loss)	$(13.8)	$6.1

Net income (loss) per share, (basic and diluted)	$(0.31)	$0.16

Weighted average shares outstanding	45.1	38.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2013	2012
	(unaudited; in millions)
Net income (loss)	$(13.8)	$6.1
Equity in other comprehensive income of Enbridge Energy Partners, L.P., net of tax expense of $1.7 million and $1.8 million, respectively	2.8	3.0

Comprehensive income (loss)	$(11.0)	$9.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three month period ended March 31,
	2013	2012
	(unaudited; in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$(13.8)	$6.1
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	21.8	(9.7)
Changes in operating assets and liabilities:
Due from affiliates	0.2	(0.1)
Due to affiliates	(0.1)	0.1
Deferred income taxes	(8.0)	3.6
Other	0.6	(0.1)

Net cash provided by (used in) operating activities	0.7	(0.1)

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P. (Note 3)	(272.9)	—

Net cash used in investing activities	(272.9)	—

Cash provided by financing activities:
Net proceeds from share issuance (Note 3)	272.9	—

Net cash provided by financing activities	272.9	—

Net change in cash and cash equivalents	0.7	(0.1)
Cash and cash equivalents at beginning of year	0.1	0.2

Cash and cash equivalents at end of period	$0.8	$0.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2013	December 31, 2012
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.1
Due from affiliates	0.1	0.3
Investment in Enbridge Energy Partners, L.P.	1,002.5	746.9

	$1,003.4	$747.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$0.7	$—
Due to affiliates	0.2	0.3
Deferred income tax liability	137.4	143.8

	138.3	144.1

Commitments and contingencies
Shareholders’ equity (Notes 2 and 3)
Voting shares-unlimited authorized; 4.56 and 4.48 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Listed shares-unlimited authorized; 52,283,646 and 41,198,420 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,277.0	981.7
Accumulated deficit	(380.1)	(343.9)
Accumulated other comprehensive loss	(31.8)	(34.6)

	865.1	603.2

	$1,003.4	$747.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2013 and our results of operations and our cash flows for the three month periods ended March 31, 2013 and 2012. We derived our statement of financial position as of December 31, 2012 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our results of operations for the three month period ended March 31, 2013 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnership’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

2. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the three month period ended March 31, 2013.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner(1)
			(in millions, except per unit and per share amounts)
January 30, 2013	February 7, 2013	February 14, 2013	$0.54350	$30.45	735,227	611,430	123,797

(1)	Enbridge Energy Company, Inc. is the general partner of the Partnership, which we refer to as the General Partner.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $22.4 million and $20.5 million during the three month periods ended March 31, 2013 and 2012, respectively.

3. ISSUANCE OF LISTED SHARES

In March 2013, we completed a public offering of 10,350,000 Listed Shares, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 per Listed Share. We received net proceeds of $272.9 million, which were subsequently invested in an equal number of the Partnership’s i-units. The following table presents our issuances of additional Listed Shares for 2013.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(unaudited; in millions, except units and per unit amount)
2013
March	10,350,000	$26.44	$272.9	13.5%	16.3%

(1)	In millions, net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRDIGE ENERGY PARTNERS, L.P.

	For the three month period ended March 31,
	2013	2012
	(unaudited; in millions)
Operating revenue	$1,693.0	$1,819.5
Operating expenses	1,690.6	1,621.8

Operating income	$2.4	$197.7

Net income (loss)	$(67.7)	$112.0
Less: Net income attributable to noncontrolling interest	15.6	13.0

Net income (loss) attributable to Enbridge Energy Partners, L.P.	$(83.3)	$99.0

We owned approximately 16.3% and 13.5% of the Partnership at March 31, 2013 and 2012, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On April 30, 2013, our board of directors declared a share distribution payable on May 15, 2013, to shareholders of record as of May 8, 2013, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units, a special class of the Partnership’s limited partner interests, we own. At March 31, 2013 and 2012, through our ownership of i-units, we had an approximate 16.3% and 13.5%, respectively, limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the General Partner, and limited partners for the periods presented.

	For the three month period ended March 31,
	2013	2012
	(unaudited; in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(83.3)	$99.0
Less: Net income allocated to General Partner	30.3	27.9

Net income (loss) allocated to limited partners	$(113.6)	$71.1

Our net loss of $13.8 million and net income of $6.1 million for the three month periods ended March 31, 2013 and 2012, respectively, represents equity attributable to the i-units that we own reduced by deferred income taxes. Deferred income tax expense, or benefit, is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 37.0% and 36.6% for the three month periods ended March 31, 2013 and 2012, respectively, applied to our share of the earnings, or losses, of the Partnership for the respective periods.

For the three months ended March 31, 2013, our net loss increased by $19.9 million as compared to the net income in the same period in 2012. The net loss is primarily attributable to the $31.5 million increase in equity losses from the Partnership resulting from the increase in its net loss in relation to its net income in the same period in 2012. This loss was slightly offset by $11.6 million of increased income tax benefits associated with the increase in our net loss. For the three month period ended March 31, 2013, the Partnership had higher operating expenses in its Liquids segment as compared to the same period in 2012, primarily due to additional environmental expenses recognized in response to the March 14, 2013 order from the Environmental Protection Agency which requires additional containment and active recovery of submerged oil relating to the Line 6B crude oil release. As a result, our equity income was reduced by $18.0 million, after tax, which related to these increased environmental expenses.

Issuance of Listed Shares

In March 2013, we completed a public offering of 10,350,000 Listed Shares, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 per Listed Share. We received net proceeds of $272.9 million, which were subsequently invested in an equal number of the Partnership’s i-units. The following table presents our issuances of additional Listed Shares for 2013.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(unaudited; in millions, except units and per unit amount)
2013
March	10,350,000	$26.44	$272.9	13.5%	16.3%

(1)	In millions, net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our Listed Shares are traded on the New York Stock Exchange, or NYSE; and (2) our voting shares, which represent limited liability company interests with full voting rights. At March 31, 2013, our issued capitalization consisted of $1,277.0 million associated with our 52,283,646 Listed Shares outstanding.

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

INCOME TAXES

We had an income tax benefit of $8.0 million for the three month period ended March 31, 2013 as compared to an income tax expense of $3.6 million in the corresponding period in 2012. The decrease in income tax expense for the three month period ended March 31, 2013 as compared to the same period in 2012 was due to the decrease in our net income primarily associated with increased amounts of equity losses we recognized from the Partnership.

We computed our income tax expense for the three month period ended March 31, 2013 by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%. For the three month period ended March 31, 2012, our income tax expense was computed by applying a 36.6% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.6%.

SUBSEQUENT EVENTS

Share Distribution

On April 30, 2013, our board of directors declared a share distribution payable on May 15, 2013, to shareholders of record as of May 8, 2013, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls and Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended March 31, 2013.

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

Our risk factors have not materially changed from the disclosures included in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A. Risk Factors of Enbridge Energy Partners L.P. Quarterly Report on Form 10-Q for the three month period ended March 31, 2013.

Item 6.	Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: May 1, 2013	By:	/s/ Mark A. Maki
Mark A. Maki
President (Principal Executive Officer)

Date: May 1, 2013	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.