Form 10-Q
period 2013-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2013-07-31
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 53,246,920 Listed Shares outstanding as of July 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2013.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.”

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for or the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Lines 6A and 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to our tariff rates; and (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended 2012 and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended 2012, which we refer to as the Partnership’s 10-K, and in “Part II, Item 1A. Risk Factors” of Enbridge Energy Partners L.P. Quarterly Report on Form 10-Q for the three month period ended June 30, 2013, for a discussion of risks to the Partnership that also may affect us.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2013	2012	2013	2012
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$9.3	$13.2	$(12.5)	$22.9

Income (loss) before income tax expense	9.3	13.2	(12.5)	22.9
Income tax expense (benefit)	3.4	4.8	(4.6)	8.4

Net income (loss)	$5.9	$8.4	$(7.9)	$14.5

Net income (loss) per share, (basic and diluted)	$0.11	$0.21	$(0.16)	$0.37

Weighted average shares outstanding	52.8	39.5	49.0	39.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended June 30,		For the six month period ended June 30,
	2013	2012	2013	2012
	(unaudited; in millions)
Net income (loss)	$5.9	$8.4	$(7.9)	$14.5
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $9.9 million, $(1.6) million, $11.6 million and $0.2 million, respectively	17.0	(2.8)	19.8	0.2

Comprehensive income	$22.9	$5.6	$11.9	$14.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the six month period ended June 30,
	2013	2012
	(unaudited; in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$(7.9)	$14.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	12.5	(22.9)
Changes in operating assets and liabilities:
Due from affiliates	0.1	—
Deferred income taxes	(4.6)	8.4
Other	0.3	(0.1)

Net cash provided by (used in) operating activities	0.4	(0.1)

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P. (Note 3)	(272.9)	—

Net cash used in investing activities	(272.9)	—

Cash provided by financing activities:
Net proceeds from share issuance (Note 3)	272.9	—

Net cash provided by financing activities	272.9	—

Net increase (decrease) in cash and cash equivalents	0.4	(0.1)
Cash and cash equivalents at beginning of year	0.1	0.2

Cash and cash equivalents at end of period	$0.5	$0.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2013	December 31, 2012
	(unaudited; in millions)
ASSETS
Cash	$0.5	$0.1
Due from affiliates	0.2	0.3
Investment in Enbridge Energy Partners, L.P.	1,038.7	746.9

	$1,039.4	$747.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$0.4	$—
Due to affiliates	0.2	0.3
Deferred income tax liability	150.8	143.8

	151.4	144.1

Commitments and contingencies
Shareholders’ equity (Notes 2 and 3)
Voting shares-unlimited authorized; 4.64 and 4.48 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Listed shares-unlimited authorized; 53,246,920 and 41,198,420 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,305.4	981.7
Accumulated deficit	(402.6)	(343.9)
Accumulated other comprehensive loss	(14.8)	(34.6)

	888.0	603.2

	$1,039.4	$747.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2013, our results of operations for the three and six month periods ended June 30, 2013 and 2012 and our cash flows for the six month periods ended June 30, 2013 and 2012. We derived our statement of financial position as of December 31, 2012 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our results of operations for the three and six month periods ended June 30, 2013 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these interim financial statements in conjunction with the Partnership’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the Partnership’s interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

2. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the six month period ended June 30, 2013.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner(1)
			(in millions, except per unit and per share amounts)
April 30, 2013	May 8, 2013	May 15, 2013	$0.54350	$29.50	963,274	833,187	130,087
January 30, 2013	February 7, 2013	February 14, 2013	$0.54350	$30.45	735,227	611,430	123,797

(1)	Enbridge Energy Company, Inc. is the general partner of the Partnership, which we refer to as the General Partner.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $50.8 million and $41.4 million during the six month periods ended June 30, 2013 and 2012, respectively.

3. ISSUANCE OF LISTED SHARES

In March 2013, we completed a public offering of 10,350,000 Listed Shares, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 per Listed Share. We received net proceeds of $272.9 million, which were subsequently invested in an equal number of the Partnership’s i-units.

The following table presents our issuances of additional Listed Shares for 2013.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(in millions, except units and per unit amount)
2013
March	10,350,000	$26.44	$272.9	13.5%	16.3%

(1)	In millions, net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three month period ended June 30,		For the six month period ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating revenue	$1,672.7	$1,551.1	$3,365.7	$3,370.6
Operating expenses	1,463.7	1,327.6	3,154.3	2,949.4

Operating income	$209.0	$223.5	$211.4	$421.2

Net income	$123.7	$139.7	$56.0	$251.7
Less net income attributable to:
Noncontrolling interest	18.4	15.1	34.0	28.1
Series 1 preferred unit distributions (1)	13.1	—	13.1	—
Accretion of discount on Series 1 preferred units (1)	2.3	—	2.3	—

Net income attributable to Enbridge Energy Partners, L.P.	$89.9	$124.6	$6.6	$223.6

(1)

On May 7, 2013, Enbridge Energy Partners, L.P. entered into the Series 1 Preferred Unit Purchase Agreement with its General Partner and filed a Form 8-K on May 13, 2013 detailing the terms and properties of the new category of stock units.

We owned approximately 16.6% and 13.7% of the Partnership at June 30, 2013 and 2012, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On July 29, 2013, our board of directors declared a share distribution payable on August 14, 2013, to shareholders of record as of August 7, 2013, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units, a special class of the Partnership’s limited partner interests, we own. At June 30, 2013 and 2012, through our ownership of i-units, we had an approximate 16.6% and 13.7%, respectively, limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the General Partner, and limited partners for the periods presented.

	For the three month period ended June 30,		For the six month period ended June 30,
	2013	2012	2013	2012
	(unaudited; in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$89.9	$124.6	$6.6	$223.6
Less: Net income allocated to General Partner	33.8	28.4	64.1	56.3

Net income (loss) allocated to limited partners	$56.1	$96.2	$(57.5)	$167.3

Our net income of $5.9 million and our net loss of $7.9 million for the three and six month periods ended June 30, 2013, respectively, and our net income of $8.4 million and $14.5 million for the three and six month periods ended June 30, 2012, respectively, represents equity in earnings attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.8% for the three and six month periods ended June 30, 2013 and 36.7% for the three and six month periods ended June 30, 2012, applied to our share of the earnings of the Partnership for the respective periods.

For the three month period ended June 30, 2013, our net income decreased by $2.5 million as compared to the same period in 2012. The decrease is primarily attributable to the $3.9 million decrease in equity income from the Partnership resulting from the decrease in its net income in relation to the same period in 2012. This decrease was slightly offset by a $1.4 million decrease of income tax expense associated with the decrease in our net income.

For the six month period ended June 30, 2013, our net loss increased by $22.4 million as compared to the net income in the same period in 2012. The net loss is primarily attributable to the $35.4 million increase in equity losses from the Partnership resulting from the increase in its net loss in relation to its net income in the same period in 2012. For the six month period ended June 30, 2013, the Partnership had higher operating expenses in its Liquids segment as compared to the same period in 2012, primarily due to $22.1 million, after tax, in additional environmental expenses recognized in response to the March 14, 2013 order from the Environmental Protection Agency which requires additional containment and active recovery of submerged oil relating to the Line 6B crude oil release partially offset by insurance recoveries of $4.3 million, after tax, recognized in the second quarter of 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of membership interests: (1) our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights and (2) our voting shares, which represent limited liability company interests with full voting rights. At June 30, 2013, our issued capitalization consisted of $1,305.4 million associated with our 53,246,920 Listed Shares outstanding.

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

INCOME TAXES

Our income tax expense of $3.4 million for the three month period ended June 30, 2013 is $1.4 million less than the income tax expense we incurred for the corresponding period in 2012. The decrease in income tax expense for the second quarter of 2013, as compared to the same period in 2012, was due to the decrease in our net income primarily associated with decreased amounts of equity income we recognized from the Partnership.

For the six month period ended June 30, 2013, our income tax benefit of $4.6 million was $13.0 million less than the income tax expense we incurred for the corresponding period in 2012. The increase in income tax benefit for the six month period ended June 30, 2013, as compared to the income tax expense in the same period in 2012, was due to the increase in our net loss primarily associated with decreased amounts of equity income we recognized from the Partnership.

We computed our income tax expense for the three and six month periods ended June 30, 2013 by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%. For the three and six month periods ended June 30, 2012, our income tax expense was computed by applying a 36.7% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.7%.

SUBSEQUENT EVENTS

Share Distribution

On July 29, 2013, our board of directors declared a share distribution payable on August 14, 2013, to shareholders of record as of August 7, 2013, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls and Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended June 30, 2013.

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

Our risk factors have not materially changed from the disclosures included in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A. Risk Factors of Enbridge Energy Partners L.P. Quarterly Report on Form 10-Q for the three month period ended June 30, 2013.

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

Additionally, the public sale by the Partnership of Series 1 Preferred Units, or Preferred Units, have preferential rights to distributions prior to the holders of Class A common units, Class B common units and i-units. For the first eight full quarters ending June 30, 2015, the quarterly cash distributions will not be payable on the Preferred Units until the earlier of May 8, 2018 or on the redemption of the Preferred Units. Thereafter, the distributions will be paid in cash on a quarterly basis. To the extent that the Partnership does not pay in full any distributions on the Preferred Units, the unpaid amount will accrue and accumulated until it is paid in full, and no distributions may be made on the Partnership’s common units or our i-units during that time. This could cause the market price of the Partnership’s common units to reduce and, indirectly, the market price of our shares.

Item 5.	Other Information

Mr. William M. Ramos, who has served as Controller of Enbridge Energy Company, Inc., our General Partner and of Enbridge Energy Management, L.L.C. or Enbridge Management, since October 2010, and will be assuming another position with an indirect wholly owned subsidiary of Enbridge Inc., the indirect parent of the General Partner. Mr. Ramos will assume his new role and resigned his position as Controller our General Partner and Enbridge Management on July 29, 2013. Commensurate with Mr. Ramos’ resignation, Ms. Noor Kaissi was appointed Controller of the General Partner and of Enbridge Management effective July 29, 2013. Ms. Kaissi, 41, served as Chief Auditor and in other managerial roles of the General Partner with responsibility for financial accounting, internal audit and controls from June 2005.

Item 6.	Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: July 30, 2013	By:	/s/ Mark A. Maki
Mark A. Maki
President (Principal Executive Officer)

Date: July 30, 2013	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

10.1	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).

10.2	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.