Form 10-K
period 2013-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2014-02-18
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $1,391,299,227 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 14, 2014, the registrant has 64,984,745 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2013

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.”

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for or the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom it sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to our tariff rates; and (7) changes in laws or regulations to which we or the Partnership are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance.

i

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

ii

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

As of December 31, 2013 and 2012, we owned an approximate 19.2% and 13.3% limited partnership interest of the Partnership. At December 31, 2013, the General Partner owned 4.81 of our voting shares, which represents 100% of our voting shares, as well as 7,449,426 of our Listed Shares, which represents 11.7% of our Listed Shares. The remaining 56,293,668 of our Listed Shares were held by the public, which represents 88.3% of our Listed Shares. Our performance depends entirely on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

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

Under its partnership agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and holders of its common units and preferred units on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership’s partnership agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes distributions of cash to the General Partner and holders of its common units, the number of i-units we own increases automatically under the Partnership’s partnership agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

Item 1A.     Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s 10-K.

RISKS RELATED TO OUR BUSINESS

Because our only assets are the i-units issued by the Partnership to us, our results of operations, financial condition and cash flows depend entirely on our management and the performance of the Partnership.

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

Furthermore, the public sale by the Partnership of Series 1 Preferred Units, or Preferred Units, may reduce the available cash for payment of distributions to common unit holders, as Preferred Units have preferential rights to distributions prior to the holders of Class A common units, Class B common units and i-units. For the first eight full quarters ending June 30, 2015, the quarterly cash distributions will not be payable on the Preferred Units until the earlier of May 8, 2018 or on the redemption of the Preferred Units. Thereafter, the distributions will be paid in cash on a quarterly basis. To the extent that the Partnership does not pay in full any distributions on the Preferred Units, the unpaid amount will accrue and accumulated until it is paid in full, and no distributions may be made on the Partnership’s common units or our i-units during that time. This could cause the market price of the Partnership’s common units to reduce and, indirectly, the market price of our shares.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2013 Quarters
High	$31.03	$31.65	$32.85	$29.76
Low	$26.72	$27.78	$28.11	$27.02
2012 Quarters
High	$35.54	$32.78	$35.56	$32.65
Low	$31.64	$29.53	$30.20	$27.82

On February 14, 2014, the last reported sales price of the Listed Shares on the NYSE was $27.64. As of January 31, 2014, there were approximately 15,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the details regarding our share distributions, approved by our board of directors for the years ended December 31, 2013 and 2012.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2013
October 31	November 7	November 14	$0.54350	$29.25	1,162,989	1,027,074	135,915
July 29	August 7	August 14	$0.54350	$31.85	908,499	785,809	122,690
April 30	May 8	May 15	$0.54350	$29.50	963,274	833,187	130,087
January 30	February 7	February 14	$0.54350	$30.45	735,227	611,430	123,797

					3,769,989	3,257,500	512,489

2012
October 31	November 7	November 14	$0.54350	$31.65	695,596	578,472	117,124
July 30	August 7	August 14	$0.54350	$31.43	688,548	572,611	115,937
April 30	May 7	May 15	$0.53250	$32.28	646,118	537,325	108,793
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

					2,632,090	2,188,901	443,189

In 2013 and 2012, we had non-cash investing activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $113.8 million and $85.0 million, respectively.

On January 30, 2014, our board of directors declared a share distribution payable on February 14, 2014, to shareholders of record as of February 7, 2014, based on the $0.54350 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2014 was 1,241,652.

The total i-units distributed to us was computed by dividing $0.54350, the cash amount distributed per common unit, by $27.90, the average closing price of the Listed Shares on the NYSE for the 10 trading days prior to the ex-dividend date, multiplied by 63,743,099, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional voting shares to the General Partner in respect of these additional i-units.

Item 6.    Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto beginning at page 20. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of and for the year ended December 31,
	2013	2012	2011	2010 (1)	2009
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(26.3)	$50.5	$72.3	$(38.2)	$35.0
Income tax expense (benefit)	(8.2)	18.7	26.8	(14.5)	13.2

Net income (loss)	$(18.1)	$31.8	$45.5	$(23.7)	$21.8

Basic and diluted earnings (loss) per share(3)	$(0.33)	$0.80	$1.24	$(0.70)	$0.70

Weighted average shares outstanding(3)	54.2	39.9	36.6	34.0	31.4

Equivalent distribution value per share(2)(3)	$2.1740	$2.1520	$2.0925	$2.0240	$1.9800

Number of additional shares distributed(3)	3.77	2.63	2.42	2.51	3.25

Total assets at December 31	$1,270.8	$747.3	$674.8	$551.5	$567.9

(1)

In 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010.

(2)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 4. Share Distributions to our financial statements included in this Annual Report on Form 10-K, we receive distributions of additional i-units rather than cash.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our financial statements and the accompanying notes beginning in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

By an agreement among the Partnership, the General Partner and us, we manage the business and affairs of the Partnership, subject to the General Partner’s right to approve specified actions.

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of the Partnership attributed to the i-units we own. At December 31, 2013, through our ownership of i-units, we had an approximate 19.2% limited partner interest in the Partnership and at December 31, 2012 and 2011, an approximate 13.3% limited partner interest. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$4.7	$493.1	$624.0
Less: Net income attributable to General Partner	(127.4)	(126.3)	(105.6)

Net income (loss) attributable to limited partners	$(122.7)	$366.8	$518.4

Our net loss of $18.1 million, and net income of $31.8 million and $45.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, represents equity in earnings and losses attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined U.S. federal and state income tax rate of 31.0% for 2013 and 37.0% for both 2012 and 2011, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2013 compared with year ended December 31, 2012

For the year ended December 31, 2013, our net income decreased by $49.9 million resulting in a net loss of $18.1 million as compared to net income in the same period in 2012. The net loss is primarily attributable to the $76.8 million decrease in equity income from investment in the Partnership compared to the same period in 2012.

For the year ended December 31, 2013, the Partnership had higher operating and administrative expenses in each of its Liquids and Natural Gas segments slightly offset by an increase in operating revenues. The increase in operating expenses, preferred unit issuance and increased incentive income distributions, which impacted our equity loss from the Partnership, after tax, were primarily due to the following:

•	Increased equity losses from environmental expenses of $32.5 million relating to the Line 6B crude oil release recognized in 2013 as compared to $4.6 million in 2012;

•	Reduced insurance recoveries of $4.3 million collected in 2013, compared with $14.6 million in 2012, relating to the Line 6B crude oil release;

•	Reduced available income to us from the Partnership of $7.5 million due to the Preferred Unit issuance to the General Partner in May 2013, as described below under Partnership Preferred Unit Issuance;

•	Increased equity losses of $6.1 million attributed to us, as a result of increased hydrostatic testing on the Partnership’s Line 14 during 2013 as compared to 2012;

•	Increased equity losses of $6.0 million attributed to us, as a result of the reduced pricing spreads attributable to the Partnership buying and selling natural gas between market hubs; and

•	Increased equity losses of $4.8 million from the Partnership as a result of increased incentive income distributions to the General Partner in 2013.

The reductions to equity income from the investment in the Partnership, after tax, listed above were partially offset by increased operating revenue from the Partnership’s Liquids segment of $16.6 million, after tax, due to increased rates filed with the Federal Energy Regulatory Commission, or FERC, in late 2012 and throughout 2013.

Issuance of Listed Shares

In March and September 2013, we completed public offerings of 10,350,000 and 8,424,686 Listed Shares, respectively, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 and $28.02 per Listed Share, respectively. We received net proceeds of $272.9 million and $235.6 million for the March and September 2013 issuances, respectively, which we subsequently invested in an equal number of the Partnership’s i-units. There were no similar offerings for the year ended December 31, 2012.

In November 2011, we completed a private offering of 860,684 Listed Shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per Listed Share. We received net proceeds of $25.5 million, which we also subsequently invested in an equal number of the Partnership’s i-units.

Partnership Preferred Unit Issuance

On May 7, 2013, the Partnership sold to the General Partner 48,000,000 Preferred Units, representing limited partner interests in the Partnership for proceeds of approximately $1.2 billion. These Preferred Units are entitled to annual cash distributions, payable quarterly; however, during the first full eight quarters ending

June 30, 2015, the cash distributions will accrue and accumulate and will be payable upon the earlier of the fifth anniversary of the issuance of Preferred Units or redemption of such Preferred Units by the Partnership. On or after June 1, 2016, at the sole option of the holder of the Preferred Units, the Preferred Units may be converted into the Partnership’s Class A common units.

At the time of issuance, the Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which is distributed ratably from the issuance date through the first available conversion date. The discount and cash distributions to the holder of the Preferred Units results in an increase in the Partnership’s preferred capital and a decrease to our i-unit investment ownership in the Partnership through its impact to our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income. Quarterly cash distributions to the holder of the Preferred Units, whether accrued or paid, will reduce the amount of distributable available cash available to the Partnership’s holders of general and limited partner units, including i-units.

Partnership Issuances of Class A Common Units

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

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership's Equity Distribution Agreement, or EDA, and the Partnership’s Amended and Restated Equity Distribution Agreement, or Amended EDA.

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

Year ended December 31, 2012 compared with year ended December 31, 2011

For the year ended December 31, 2012, our net income decreased by $13.7 million resulting in net income of $31.8 million as compared with the same period in 2011. The decrease is primarily attributable to the $21.8 million decrease in equity income from the Partnership compared to the same period in 2011. For the year ended December 31, 2012, the Partnership had higher operating and administrative expenses in each of its Liquids and Natural Gas segments. This increase in operating costs was primarily due to increased regulatory support, property tax, integrity costs and additional workforce costs related to the expansion of its systems. As a result, our equity income was reduced by $12.4 million, after tax, which related to these increased operating costs.

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

Equity Distribution Agreement

In June 2010, the Partnership entered into an Equity Distribution Agreement, which we refer to as the EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended Equity Distribution Agreement, which we refer to as the Amended EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the EDA.

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

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA or the Amended EDA, during the year ended December 31, 2011, and there were no such issuances in 2013 or 2012:

Issuance Date	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	13.9%	13.8%	$4.1
April 1 to May 26(3)	225,200	$32.16	7.0	13.8%	14.0%	0.5
May 27 to June 30(4)	333,794	$30.30	9.9	14.0%	14.0%	0.7
July 1 to September 30(4)	751,766	$28.38	20.8	13.7%	13.3%	1.1

2011 Totals	3,084,208		$93.6			$6.4

(1)	Net of commissions and issuance costs of $2.2 million.

(2)	Contributions made by the General Partner to maintain its 2% general partner interest.

(3)	Units and unit price adjusted for the April 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended 2012 and 2011, we recorded $22.7 million and $51.7 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA or Amended EDA issuances. The after-tax effect of these capital account adjustments to our Shareholders’ equity at 2012 and 2011 was $14.4 million and $32.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the NYSE and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At December 31, 2013, our issued capitalization consisted of $1,603.9 million associated with 63,743,094 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership’s limited partnership agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have cash sufficient to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. For the year ended December 31, 2013, our income tax benefit was computed by applying a 31.0% effective income tax rate to our pre-tax loss, which represents the federal statutory rate of 35.0% and the effective state income tax rate of negative 4.0%. The effective tax rate we have used in computing the income tax provision in 2012 is 37.0%, which represents the federal statutory rate of 35.0% and the effective state rate of 2.0%.

Our income tax benefit of $8.2 million, for the year ended December 31, 2013, is $26.9 million less than the income tax expense we incurred for the corresponding period in 2012. The decrease in income tax expense for the year ended December 31, 2013 as compared to the same period in 2012 was due to the decrease in our taxable income primarily associated with reduced amounts of equity income we recognized from our investment in the Partnership. For the year ended December 31, 2013, the effective state income tax rate is negative due to an increase in the effective state income tax rate. The increase in the effective state income tax rate increased state income tax expense. This increased tax rate when applied to our temporary differences (differences between financial reporting and tax basis or our assets/liabilities) caused us to record state tax expense for the current period rather than the tax recovery that would be expected because of the pre-tax book loss we recorded for the current period. When tax expense is compared to our pre-tax book loss, this causes us to have a negative state income tax rate.

SUBSEQUENT EVENTS

Share Distribution

On January 30, 2014, our board of directors declared a share distribution payable on February 14, 2014, to shareholders of record as of February 7, 2014, based on the $0.54350 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2014 was 1,241,652. The amount of this increase is calculated by dividing $0.54350, the cash amount distributed by the Partnership per common unit by $27.90, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 63,743,099, the number of shares outstanding on the record date. We distributed an additional 1,096,544 Listed Shares to our Listed shareholders and 145,107 shares to the General Partner in respect of these additional i-units.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership’s net income and comprehensive income because we exercise significant influence over the Partnership. We record our share of earnings of the Partnership in the period in which it is earned. At December 31, 2013, we owned approximately 19.2%, and at December 31, 2012 and 2011, we owned approximately 13.3% of the Partnership. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affects our net income and comprehensive income.

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

Partnership Incentive Distribution Rights

The General Partner of the Partnership receives incremental incentive cash distributions related to their incentive distribution rights, or IDR, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Enbridge Energy Partners, L.P. partnership agreement. The incentive distributions payable to the Partnership’s General Partner are 15%, 25% and 50% of all quarterly distributions of available cash that exceed target levels of $0.295, $0.35 and $0.495 per limited partner units, respectively. The distributable amount of the IDR is divided among the Partnership’s limited partners: (1) Class A common units,

(2) Class B common units and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income includes a pro-rata share of the IDR cost every quarter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-04 which provides both measurement and disclosure guidance for obligations with fixed amounts at a reporting date resulting from joint and several liability arrangements. This accounting update is effective for annual and interim periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-11 which requires the presentation of unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward unless specific conditions exist. This accounting update is effective for annual and interim periods beginning after December 15, 2013 and is to be applied prospectively. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 17, 2014

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions, except per unit amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(26.3)	$50.5	$72.3

Income (loss) before income tax expense (benefit)	(26.3)	50.5	72.3
Income tax expense (benefit) (Note 7)	(8.2)	18.7	26.8

Net income (loss) (Note 9)	$(18.1)	$31.8	$45.5

Net income (loss) per share, basic and diluted (Note 3)	$(0.33)	$0.80	$1.24

Weighted average shares outstanding (Note 3)	54.2	39.9	36.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net income (loss)	$(18.1)	$31.8	$45.5
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $15.1, $(0.3) and $(9.7), respectively	25.6	(0.5)	(16.7)

Comprehensive income	$7.5	$31.3	$28.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$(18.1)	$31.8	$45.5
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	26.3	(50.5)	(72.3)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	—	(0.2)	—
Due to affiliates	—	0.2	—
Deferred income taxes (Note 7)	(8.2)	18.7	26.8
Other	0.6	(0.1)	0.2

Net cash provided by (used in) operating activities	0.6	(0.1)	0.2

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P.	(508.5)	—	(25.5)

Net cash used in investing activities	(508.5)	—	(25.5)

Cash provided by financing activities:
Net proceeds from share issuance (Note 5)	508.5	—	25.5

Net cash provided by financing activities	508.5	—	25.5

Net increase (decrease) in cash and cash equivalents	0.6	(0.1)	0.2
Cash and cash equivalents at beginning of year	0.1	0.2	—

Cash and cash equivalents at end of period	$0.7	$0.1	$0.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2013	2012
	(dollars in millions)
ASSETS
Cash	$0.7	$0.1
Due from affiliates	0.3	0.3
Investment in Enbridge Energy Partners, L.P.	1,269.8	746.9

	$1,270.8	$747.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$0.7	$—
Due to affiliates	0.2	0.3
Deferred income tax liability (Note 7)	150.8	143.8

	151.7	144.1

Commitments and contingencies
Shareholders' equity (Notes 3, 4 and 5)
Voting shares-unlimited authorized; 4.81 and 4.48 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Listed shares-unlimited authorized; 63,743,094 and 41,198,420 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,603.9	981.7
Accumulated deficit	(475.8)	(343.9)
Accumulated other comprehensive loss	(9.0)	(34.6)

	1,119.1	603.2

	$1,270.8	$747.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS' EQUITY

	For the year ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except unit amounts)
Voting Shares
Beginning balance	4.48	$—	4.19	$—	3.92	$—
Share distributions (Note 4)	0.33	—	0.29	—	0.27	—

Ending balance	4.81	—	4.48	—	4.19	—

Listed Shares
Beginning balance	41,198,420	981.7	38,566,330	882.3	35,285,418	748.5
Net proceeds and issuance costs from share issuance (Note 5)	—	508.5	—	—	860,684	25.5
Capital account adjustments (Note 5)	—	(0.1)	—	14.4	—	32.6
Share distributions (Note 4)	22,544,674	113.8	2,632,090	85.0	2,420,228	75.7

Ending balance	63,743,094	1,603.9	41,198,420	981.7	38,566,330	882.3

Accumulated deficit
Beginning balance		(343.9)		(290.7)		(260.5)
Net income (loss)		(18.1)		31.8		45.5
Share distributions (Note 4)		(113.8)		(85.0)		(75.7)

Ending balance		(475.8)		(343.9)		(290.7)

Accumulated other comprehensive loss
Beginning balance		(34.6)		(34.1)		(17.4)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.		25.6		(0.5)		(16.7)

Ending balance		(9.0)		(34.6)		(34.1)

Total Shareholders’ equity		$1,119.1		$603.2		$557.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol EEQ. We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol EEP, which together with the Class B common units, we refer to as common units. Under a delegation of control agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 4.81 voting shares, which is 100% of our voting shares, as well as 7,449,426 Listed Shares, which is 11.7% of our Listed Shares, while the remaining 56,293,668 Listed Shares, which is 88.3% of our Listed Shares, were held by the public at December 31, 2013.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned. As of December 31, 2013 and 2012, we owned approximately 19.2% and 13.3%, respectively, of the Partnership.

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

Partnership Incentive Distribution Rights

The General Partner of the Partnership receives incremental incentive cash distributions related to their incentive distribution rights, or IDR, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Enbridge Energy Partners, L.P. partnership agreement. The incentive distributions payable to the Partnership’s General Partner are 15%, 25% and 50% of all quarterly distributions of available cash that exceed target levels of $0.295, $0.35 and $0.495 per limited partner units, respectively. The distributable amount of the IDR is divided among the Partnership’s limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income includes a pro-rata share of the IDR cost every quarter.

3.    SHARE SPLIT

On February 18, 2011, our board of directors approved a split of our Listed and voting shares effected by a distribution on April 21, 2011 of one Listed Share for each Listed Share outstanding and one voting share for each voting share outstanding to shareholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the quarter ended March 31, 2011 presented in our statements of income and the number of shares presented in our statements of shareholders’ equity are presented reflecting the retrospective effects of the share split.

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

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2013, 2012 and 2011.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2013
October 31	November 7	November 14	$0.54350	$29.25	1,162,989	1,027,074	135,915
July 29	August 7	August 14	$0.54350	$31.85	908,499	785,809	122,690
April 30	May 8	May 15	$0.54350	$29.50	963,274	833,187	130,087
January 30	February 7	February 14	$0.54350	$30.45	735,227	611,430	123,797

					3,769,989	3,257,500	512,489

2012
October 31	November 7	November 14	$0.54350	$31.65	695,596	578,472	117,124
July 30	August 7	August 14	$0.54350	$31.43	688,548	572,611	115,937
April 30	May 7	May 15	$0.53250	$32.28	646,118	537,325	108,793
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

					2,632,090	2,188,901	443,189

2011
October 28	November 4	November 14	$0.53250	$30.28	651,705	539,467	112,238
July 28	August 5	August 12	$0.53250	$30.13	643,589	532,749	110,840
April 28	May 6	May 13	$0.51375	$33.25	554,016	458,602	95,414
January 28(1)	February 4	February 14	$0.51375	$31.75	570,918	472,593	98,325

					2,420,228	2,003,411	416,817

(1)

Distributions per unit, average closing price, additional i-units owned and Listed Shares distributed to the public and to the General Partner for the distributions paid have been retrospectively adjusted for the two-for-one split of the Partnership's units and of our Listed and voting shares.

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $113.8 million, $85.0 million and $75.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

5.    ISSUANCES OF LISTED SHARES BY US AND COMMON UNITS BY THE PARTNERSHIP

Issuance of Listed Shares

In March and September 2013, we completed public offerings of 10,350,000 and 8,424,686 Listed Shares, respectfully, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 and $28.02 per Listed Share, respectively. We received net proceeds of $272.9 million and $235.6 million for the March and September 2013 issuances, respectively, which we subsequently invested in an equal number of the Partnership’s i-units.

In November 2011, we completed a private offering of 860,684 Listed Shares to First Trust Energy Infrastructure Fund, representing limited liability company interests in us with limited voting rights, at a price of $29.86 per Listed Share. We received net proceeds of $25.5 million, which we also subsequently invested in an equal number of the Partnership’s i-units.

The following table presents our issuances of additional Listed Shares from 2011 to 2013. There were no similar issuances in 2012.

Issuance Date	Number of Listed Shares Issued	Average Offering Price per share	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(in millions, except shares and per share amount)
2013
September 24	424,686	$28.02	$11.9	18.8%	18.9%
September 13	8,000,000	$28.02	$223.7	16.8%	18.8%
March 1	10,350,000	$26.44	$272.9	13.5%	16.3%

Total	18,774,686		$508.5

2011
November 14	860,684	$29.86	$25.5	13.5%	13.8%

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

Partnership Preferred Unit Issuance

On May 7, 2013, the Partnership sold to the General Partner 48,000,000 Preferred Units, representing limited partner interests in the Partnership for proceeds of approximately $1.2 billion. These Preferred Units are entitled to annual cash distributions, payable quarterly; however, during the first full eight quarters ending June 30, 2015, the cash distributions will accrue and accumulate and will be payable upon the earlier of the fifth anniversary of the issuance of Preferred Units or redemption of such Preferred Units by the Partnership. On or after June 1, 2016, at the sole option of the holder of the Preferred Units, the Preferred Units may be converted into the Partnership’s Class A common units.

At the time of issuance, the Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which is distributed ratably from the issuance date through the first available conversion date. The discount and cash distributions to the holder of the Preferred Units results in an increase in the Partnership’s preferred capital and a decrease to our i-unit investment ownership in the Partnership through its impact to our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income. Quarterly cash distributions to the holder of the Preferred Units, whether accrued or paid, will reduce the amount of distributable available cash available to the Partnership’s holders of general and limited partner units, including i-units.

Partnership Issuances of Class A Common Units

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

The following table presents the issuances of additional Class A common units by the Partnership for the years presented, excluding issuances under the Partnership's Equity Distribution Agreement, or EDA, and the Partnership’s Amended and Restated Equity Distribution Agreement, or Amended EDA.

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

Equity Distribution Agreement

In June 2010, the Partnership entered into an Equity Distribution Agreement, which we refer to as the EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $150.0 million. On May 27, 2011, the Partnership entered into an Amended Equity Distribution Agreement, which we refer to as the Amended EDA, for the issue and sale from time to time of its Class A common units up to an aggregate amount of $500.0 million from the execution of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the EDA.

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

The following table presents the net proceeds from the Partnership’s Class A common unit issuances, resulting from the EDA or the Amended EDA, during the year ended December 31, 2011, and there were no such issuances in 2013 or 2012:

Issuance Date	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance	Increases in the Book Value of Investment(2)
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	13.9%	13.8%	$4.1
April 1 to May 26(3)	225,200	$32.16	7.0	13.8%	14.0%	0.5
May 27 to June 30(4)	333,794	$30.30	9.9	14.0%	14.0%	0.7
July 1 to September 30(4)	751,766	$28.38	20.8	13.7%	13.3%	1.1

2011 Totals	3,084,208		$93.6			$6.4

(1)	Net of commissions and issuance costs of $2.2 million.

(2)	Contributions made by the General Partner to maintain its 2% general partner interest.

(3)	Units and unit price adjusted for the April 2011 stock split.

(4)	Units issued under the Amended EDA.

During the years ended 2012 and 2011, we recorded $22.7 million and $51.7 million, respectively, of capital account adjustments with respect to all the Partnership’s Class A common unit issuances, including any EDA or Amended EDA issuances. The after-tax effect of these capital account adjustments to our Shareholders’ equity at 2012 and 2011 was $14.4 million and $32.6 million, respectively.

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2013, 2012 and 2011, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

7.    INCOME TAXES

Our long-term deferred income tax liability of $150.8 million and $143.8 million at December 31, 2013 and 2012, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership and our share of the other comprehensive income of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax liability. As of December 31, 2013 and 2012, we had no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	(4.0)%	2.0%	2.0%

Effective income tax rate	31.0%	37.0%	37.0%

For the year ended December 31, 2013, the effective state income tax rate is negative due to an increase in the effective state income tax rate. The increase in the effective state income tax rate increased state income tax expense. This increased tax rate when applied to our temporary differences (differences between financial reporting and tax basis or our assets/liabilities) caused us to record state tax expense for the current period rather than the tax recovery that would be expected because of the pre-tax book loss we recorded for the current period. When tax expense is compared to our pre-tax book loss, this causes us to have a negative state income tax rate.

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2012, 2011 and 2010.

8.    SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2013	2012	2011
	(in millions)
Operating revenue	$7,117.1	$6,706.1	$9,109.8
Operating expenses	6,676.7	5,812.9	8,113.0

Operating income	$440.4	$893.2	$996.8

Net income	$160.4	$550.1	$677.2
Less: Net income attributable to:
Noncontrolling interest	88.3	57.0	53.2
Series 1 preferred unit distributions(1)	58.2	—	—
Accretion of discount on Series 1 preferred units(1)	9.2	—	—

Net income attributable to Enbridge Energy Partners, L.P.	$4.7	$493.1	$624.0

Less: Net income attributable to the General Partner	127.4	123.9	103.5

Net income (loss) attributable to limited partners(2)	$(122.7)	$369.2	$520.5

Current assets	$676.8	$1,087.9	$1,319.4

Long-term assets	$14,224.7	$11,708.9	$10,050.7

Current liabilities	$1,993.4	$1,634.0	$1,450.2

Long-term liabilities	$5,210.7	$5,914.9	$5,307.8

Noncontrolling interest	$1,975.6	$793.5	$445.5

Partners’ capital	$7,697.4	$5,247.9	$4,612.1

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

For the year ended December 31, 2013, our net income decreased by $49.9 million resulting in a net loss of $18.1 million as compared to a net income in the same period in 2012. The net loss is primarily attributable to the $76.8 million decrease in equity income from investment in the Partnership compared to the same period in 2012.

For the year ended December 31, 2012, the Partnership had higher operating and administrative expenses in each of its Liquids and Natural Gas segments. This increase in operating costs was primarily due to increased regulatory support costs, property taxes, integrity costs and additional workforce costs related to the expansion of its systems. As a result, our equity income was reduced by $12.4 million, after tax, which related to these increased operating costs.

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

10.    RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-04 which provides both measurement and disclosure guidance for obligations with fixed amounts at a reporting date resulting from joint and several liability arrangements. This accounting update is effective for annual and interim periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-11 which requires the presentation of unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward unless specific conditions exist. This accounting update is effective for annual and interim periods beginning after December 15, 2013 and is to be applied prospectively. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

11.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First		Second		Third		Fourth	Total
	(dollars in millions, except per share amounts)
2013 Quarters
Net Income (loss)	$(13.8	)(1)	$5.9	(2)	$(3.1	)(3)	$(7.1)	$(18.1)
Net Income (loss) per share, (basic and diluted)	$(0.31)		$0.11		$(0.06)		$(0.11)	$(0.33)

2012 Quarters
Net Income	$6.1		$8.4		$15.4	(4)	$1.9 (5)	$31.8
Net Income (loss) per share, (basic and diluted)	$0.16		$0.21		$0.38		$0.05	$0.80

(1)

In the first quarter of 2013, equity income from our investment in the Partnership was negatively affected by $18.0 million, after-taxes, due to additional environmental accruals recognized by the Partnership in response to the March 14, 2013 order from the Environmental Protection Agency for the Line 6B crude oil release.

(2)	In the second quarter of 2013, we began receiving less allocating income from the Partnership due to the Preferred Units issuance which closed on May 8, 2013.

(3)	In the third quarter of 2013, equity income from our investment in the Partnership was negatively affected by an increase in incentive income distributions to the General Partner.

(4)

In the third quarter of 2012, equity income from our investment in the Partnership was positively affected by $12.5 million, after-taxes, due to insurance proceeds, net of accruals, received by the Partnership for the Line 6B crude oil release.

(5)

In the fourth quarter of 2012, equity income from our investment in the Partnership was negatively affected because the Partnership received no additional insurance proceeds in connection with the Line 6B crude oil release, as compared to the $12.5 million, after taxes, in insurance proceeds that the partnership received in the third quarter of 2012.

12.    SUBSEQUENT EVENTS

Share Distribution

On January 30, 2014, our board of directors declared a share distribution payable on February 14, 2014, to shareholders of record as of February 7, 2014, based on the $0.54350 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2014 was 1,241,652. The amount of this increase is calculated by dividing $0.54350, the cash amount distributed by the Partnership per common unit by $27.90, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 63,743,099, the number of shares outstanding on the record date. We distributed an additional 1,096,544 Listed Shares to our Listed shareholders and 145,107 shares to the General Partner in respect of these additional i-units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that (1) we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act, within the time periods specified by the SEC’s rules and forms and (2) information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, beginning on the second page of Item 8. Financial Statements and Supplementary Data, after the table of contents.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2013.

Item 9B.    Other Information

On February 11, 2014, C. Gregory Harper entered into an employment agreement with Enbridge Employee Services, Inc. (“EES”), one of our affiliates. The agreement terminates upon retirement, death, disability or other termination of employment. The agreement provides that EES will pay severance benefits to Mr. Harper if his employment is terminated involuntarily without cause or because of the disability of Mr. Harper, or if his employment is terminated voluntarily for good reason. The benefits include (i) a retiring allowance of two times the sum of his annual salary and the average of the last two annual incentive bonuses paid to Mr. Harper; (ii) an annual incentive bonus for the calendar year in which termination occurs; accrued and unpaid vacation payout; payout under any incentive plans on a pro-rata basis, as provided by such plan; an amount equivalent to EES’s portion of 401(k) plan contributions (as provided by such plan) for two years; reimbursement of certain amounts of career counseling within one year following termination and the cash value of two times the last annual flexible perquisite allowance immediately preceding the termination date (less any amounts prepaid, but unearned as of the termination date); (iii) to the extent he has a vested benefit in any defined benefit plan or supplemental benefit pension plan, he will receive a related payout amount as provided in the agreement; (iv) the ability to exercise any vested and exercisable stock options he holds under EES’s or affiliate’s stock option plans in accordance with the terms of such plans and any related agreements; (v) with respect to unvested options, the cash value of the excess of the fair market value of the shares (or other applicable securities) on the termination date divided by the exercise price for such options. Mr. Harper will be required to sign a release agreement in exchange for such benefits.

The agreement also provides that Mr. Harper will maintain the confidential information of EES and its affiliates and will not solicit business for one year following termination in competition with EES and its affiliates from EES’s or its affiliates’ partners, customers or prospective partners or customers (as of the termination date) or any person with whom they have a business relationship within one year preceding the termination date. The agreement also provides for a post-termination two year restriction on recruitment of EES and affiliate employees.

The foregoing summary of the agreement is qualified in its entirety by the full terms and conditions of the agreement, a copy of which is filed as Exhibit 10.12 hereto and is incorporated herein by reference.

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

Name	Age	Position
Jeffrey A. Connelly	67	Director and Chairman of the Board
J. Herbert England	67	Director
Rebecca B. Roberts	61	Director
Dan A. Westbrook	61	Director
J. Richard Bird	64	Director
C. Gregory Harper	49	Director
Mark A. Maki	49	President and Principal Executive Officer and Director
Terrance L. McGill	59	Senior Vice President and Director
Stephen J. Wuori	56	Executive Vice President—Liquids Pipelines and Director
Leon A. Zupan	58	Executive Vice President and Former Director
Richard L. Adams	49	Senior Vice President
Stephen J. Neyland	46	Vice President—Finance
Janet L. Coy	56	Vice President—Natural Gas Marketing
Noor S. Kaissi	41	Controller
E. Chris Kaitson	57	Vice President—Law and Assistant Secretary
John A. Loiacono	51	Vice President—Commercial Activities
Byron C. Neiles	48	Senior Vice President—Major Projects
Kerry C. Puckett	52	Vice President—Engineering and Operations, Gathering & Processing
Allan M. Schneider	55	Vice President—Regulated Engineering and Operations
Bradley F. Shamla	45	Vice President—U.S. Operations, Liquids Pipelines
Darren Yaworsky	43	Treasurer

DIRECTORS AND NAMED EXECUTIVE OFFICERS

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

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation, a former Fortune 500 Company whose principal business segments included gathering, processing, transmission, storage and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly-owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and was appointed as the Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management in July 2012. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. and in 2013, he was appointed to the board of directors of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P., for whom he also serves as Chairman of the Audit, Finance and Risk Committee. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc., a contracting company in southwest Florida, since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd., a fruit beverage manufacturing company. Prior to 1993, Mr. England held various executive positions with John Labatt Limited, a brewing company, and its operating companies, Catelli Inc., a food manufacturing company, and Johanna Dairies Inc., a dairy company.

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions, as well as his service with other public company audit committees.

Rebecca B. Roberts

Rebecca B. Roberts was elected a director of the General Partner and Enbridge Management in July 2012 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. Ms. Roberts currently serves on the board of directors of Mine Safety Appliances Company, a safety equipment manufacturer and of Black Hills Corporation, a diversified energy company whose non-regulated businesses generates wholesale electricity and produce natural gas, oil and coal and whose utilities businesses serve natural gas and electric customers. From 2006 to 2011, Ms. Roberts was President of Chevron Pipe Line Company. Prior to that, she was President of Chevron Global Power Generation from 2003 to 2006. Ms. Roberts held various other positions within Chevron and its subsidiaries from 1974 to 2003. She also served on the board of Dynegy Energy Company and Dynegy Holdings Inc. from 2006 to 2007.

Ms. Roberts brings to the Board considerable pipeline and energy industry experience because of her service with other companies in the energy sector.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director of SandRidge Energy, Inc. and a director and chairman of the board of Midcoast Holdings, L.L.C. the general partner of Midcoast Energy, L.P., and serves on their Audit Finance and Risk Committee. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. From August 2002 to June 2004, Mr. Westbrook served as director and as chairman of the finance committee of the International School of Beijing. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provides software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and for Enbridge Management in October 2012. Mr. Bird also currently serves as Executive Vice President, Chief Financial Officer and Corporate Development for Enbridge. Since 1995, when he joined Enbridge as Vice President and Treasurer, Mr. Bird has held various managerial positions with Enbridge, including Executive Vice President—Liquids Pipelines and Senior Vice President—Corporate Planning and Development. Mr. Bird also served as president of the General Partner from July 2000 to June 2001 and from 2003 to 2008 he held several positions with the General Partner and Enbridge Management, including Director and Vice President and Executive Vice President—Liquids Pipelines, and Group Vice President—Liquids Transportation. Prior to joining Enbridge, Mr. Bird held senior financial executive positions at a number of other public companies.

Through his long career in the energy industry and his financial expertise, Mr. Bird provides significant experience to the Boards of the General Partner and Enbridge Management.

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of the General Partner and the board of directors of Enbridge Management on January 30, 2014. Mr. Harper was also appointed to the board of directors of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. on January 30, 2014. Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He has also served on the board of directors of Sprague Operating Resources LLC since October 2013. Prior to joining Enbridge, Mr. Harper served as the Senior Vice President, Midstream for Southwestern Energy since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America for 2013.

Mr. Harper brings to the board insight and in-depth knowledge of our industry. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Principal Executive Officer of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 and he served Enbridge in the functional title of

Acting President, Gas Pipelines during 2013. Mr. Maki previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 27 years with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Terrance L. McGill

Terrance L. McGill has served as a director of the General Partner and Enbridge Management since May 2006, Senior Vice President of Enbridge Management since October 2010 and as Senior Vice President of the General Partner since January 30, 2014. Mr. McGill is also a director and President of Midcoast Holdings, L.L.C., the general partner of Midcoast Energy Partners, L.P. Previously Mr. McGill served as President of the General Partner from October 2010 through January 2014. From May 2006 to October 2010, Mr. McGill served as President of the General Partner and of Enbridge Management. Prior to that, Mr. McGill served as Vice President—Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

Mr. McGill gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Stephen J. Wuori

Stephen J. Wuori was elected a director of the General Partner and Enbridge Management and has served as the Executive Vice President—Liquids Pipelines since January 2008. Mr. Wuori also has served Enbridge as President, Liquids Pipelines and Major Projects since January 2012, prior to which he held the title of President, Liquids Pipelines of Enbridge since October 2010. From 2008 to October 2010, Mr. Wuori served Enbridge as Executive Vice President—Liquids Pipelines. He was previously appointed Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

As Executive Vice President—Liquids Pipelines, Mr. Wuori provides our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides financial expertise, leadership skills, pipeline operations expertise and knowledge of our business environment, which he has gained through his long career with Enbridge.

Leon A. Zupan

Leon A. Zupan currently serves the General Partner and Enbridge Management as Executive Vice President since April 2013. In April 2013, he resigned as a director and as Executive Vice President—Gas Pipelines of the General Partner and Enbridge Management, positions which he had held since April 2012, to accept a new position with Enbridge as Chief Operating Officer. Prior to April 2012, he had served the General Partner and Enbridge Management as Vice President—Operations since 2004. He had served Enbridge as Senior Vice President—Gas Pipelines, overseeing Enbridge’s U.S. and Canadian gas pipelines businesses, from February

2012 to April 2013. Prior to that, Mr. Zupan had served Enbridge as Vice President—Operations since 2004. He has more than 26 years’ experience with Enbridge across a range of businesses.

Richard L. Adams

Richard L. Adams was elected Senior Vice President of the General Partner and Enbridge Management in April 2013. In May 2013, he was named Senior Vice President, Operations of Enbridge. Previously Mr. Adams was Vice President—U.S. Operations, Liquids Pipelines of the General Partner and Enbridge Management from February 2010. Prior positions Mr. Adams held with the General Partner and Enbridge Management are Vice President—U.S. Engineering and Project Execution, Liquids Pipelines from June 2007, Vice President—Operations and Technologies from April 2003, Director of Technology & Operations from 2001. He was Director of Field Operations and Technical Services and Director of Commercial Activities for OCENSA/Enbridge in Bogota, Colombia from 1997 to 2001.

Stephen J. Neyland

Stephen J. Neyland was appointed Vice President—Finance of the General Partner and Enbridge Management in October 2010. Mr. Neyland also serves as Vice President—Finance of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to his appointment, he served as Controller—Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

OTHER EXECUTIVE OFFICERS

Janet L. Coy was appointed Vice President—Natural Gas Marketing of the General Partner and Enbridge Management in October 2010. Ms. Coy also serves as Vice President—Natural Gas Marketing of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Ms. Coy previously served as President of the Natural Gas Marketing subsidiaries of Enbridge Management and the General Partner since the acquisition of Midcoast Energy Resources, Inc. and continues to serve in that capacity.

Noor S. Kaissi was appointed Controller of the General Partner and Enbridge Management in July 2013. Ms. Kaissi also serves as Controller of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Ms. Kaissi previously served as Chief Auditor and in other managerial roles of the General Partner with responsibility for financial accounting, internal audit and controls from June 2005.

E. Chris Kaitson was appointed Vice President—Law of the General Partner and Enbridge Management in May 2007. Mr. Kaitson also serves as Vice President—Law and Assistant Secretary of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

John A. Loiacono was appointed Vice President—Commercial Activities, of the General Partner and Enbridge Management in July 2006. Mr. Loiacono also serves as Vice President—Commercial Activities of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources, Inc. in February 2000 as an Asset Optimizer until it was acquired by Enbridge in May 2001.

Byron C. Neiles was appointed Senior Vice President—Major Projects of the General Partner and Enbridge Management in April 2013. He also serves as Vice President—Major Projects of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. He has served Enbridge as Senior Vice President—Major Projects since November 2011 and previously served Enbridge as Vice President in the Major Projects division since April 2008. Mr. Neiles was Vice President—Major Projects of the General Partner and Enbridge Management from October 2010 until his current appointment. Mr. Neiles joined Enbridge in 1994 and has served in various positions with Enbridge, including Vice President of Enbridge Gas Distribution from 2003 to 2008.

Kerry C. Puckett was appointed Vice President—Engineering and Operations, Gathering & Processing of the General Partner and Enbridge Management in October 2007. Mr. Puckett also serves as Vice President—Engineering and Operations, Gathering & Processing of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Prior to his appointment, he served as General Manager of Engineering and Operations from 2004 and Manager of Operations from 2002 to 2004. Prior to that time, he served as Manager of Business Development for Sid Richardson Energy Services Company.

Allan M. Schneider was appointed Vice President—Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Mr. Schneider also serves as Vice President—Regulated Engineering and Operations of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Prior to his appointment, he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

Bradley F. Shamla was appointed Vice President—U.S. Operations, Liquids Pipelines of the General Partner and Enbridge Management in April 2013. He previously served Enbridge as Vice President, Market Development since October 2010. Mr. Shamla was previously a senior director in the Business Development Group of Enbridge since 2008 and before that he was general manager in the LP Operations Group, having joined Enbridge in 1991 and working in a number of areas, including Operations, Engineering and Administration, both in the U.S. and Canada.

Darren J. Yaworsky was appointed Treasurer of the General Partner and Enbridge Management in October 2012. Mr. Yaworsky also serves as Treasurer of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. He is also Director—Treasury, for Enbridge, a position he has held since 2011. Mr. Yaworsky has held the following positions since joining Enbridge in 2008: From 2010 to 2011, he served as Senior Manager—Treasury and from 2008 to 2010 he was Manager—Treasury. Prior to joining Enbridge, Mr. Yaworsky was Managing Director with Bank of Montreal from 2005 to 2008 and has worked in the banking industry since 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2013 and prior years were timely made.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 21, 2013.

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

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are J. Herbert England, Jeffrey A. Connelly, Dan A. Westbrook, and Rebecca B. Roberts. J. Herbert England is chairman of the Audit Committee. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

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

Mr. England serves on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc., Midcoast Holdings, L.L.C. and Enbridge Inc. In compliance with the provisions of the Audit Committee Charter, the boards of directors of the General Partner and of Enbridge Management and of Midcoast Holdings, L.L.C determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit Committee.

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

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of Enbridge Management meet at regularly scheduled executive sessions without management. Jeffrey A. Connelly serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company’s independent directors may do so by writing to the Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002

Item 11.    Executive Compensation

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 14, 2014, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	7,594,533	11.7
1100 Louisiana St., Suite 3300 Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	9,929,946	15.3
1800 Avenue of Stars, Third Floor Los Angeles, CA 90067
Neuberger Berman Group, L.L.C.(4)	3,659,109	5.6
605 Third Avenue New York, NY 10158
Energy Income Partners, L.L.C.	4,828,816	7.4
49 Riverside Avenue Westport, CT 06880

(1)

As of February 14, 2014, there were 64,984,745 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 4.89, or 100%, of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 9,929,946 shares in its amendment to its Schedule 13G, filed January 10, 2014. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)	Neuberger Berman Group L.L.C. reported shared voting power as to 3,423,183 shares and shared dispositive power as to 3,659,109 shares in its amendment to its Schedule 13G, filed February 12, 2014.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 14, 2014 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the Named Executive Officers, or NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
Rebecca B. Roberts	Listed Shares	—	*	Class A common units	4,000	*
Dan A. Westbrook (3)	Listed Shares	—	*	Class A common units	23,000	*
J. Richard Bird(6)	Listed Shares	87,780	*	Class A common units	—	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki(4)	Listed Shares	2,632	*	Class A common units	4,000	*
Terrance L. McGill	Listed Shares	4,635	*	Class A common units	8,000	*
Stephen J. Wuori	Listed Shares	—	*	Class A common units	—	*
Leon A. Zupan	Listed Shares	—	*	Class A common units	—	*
Richard L. Adams	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland(7)	Listed Shares	8,016	*	Class A common units	—	*
All executive officers, directors and nominees as a group (21 persons)(5)		106,340	*		76,215	*

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.

(3)

Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(4)

Of the 4,000 Class A common units beneficially owned by Mr. Maki, 3,000 Class A common units are held directly by Mr. Maki, and 1,000 Class A common units are held by Mr. Maki as Personal Representative of his mother’s estate.

(5)	The 588.562 Class A common units beneficially owned by Ms. Coy are held in an Individual Retirement Account established for her benefit. The dividends were reinvesting into Class A units.

(6)	The 87,780 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.

(7)	The 8,016 Listed Shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co—trustee as well as a beneficiary

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

For the years ended December 31, 2013, 2012 and 2011, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2013, 2012 and 2011, expenses for services and personnel provided under the services agreements were paid by the Partnership.

SUPPORTIVE ARRANGEMENTS WITH ENBRIDGE

In connection with our initial public offering in October 2002, we entered into a tax indemnification agreement and purchase provisions with Enbridge. Under the tax indemnification agreement, Enbridge has agreed to indemnify us for any tax liability attributable to our formation, our management of the business and affairs of the Partnership and for any taxes arising out of a transaction involving the i—units we own to the extent the transaction does not generate cash sufficient to pay our taxes with respect to such transaction. Under the purchase provisions, Enbridge has the right to purchase our outstanding Listed Shares in connection with certain significant events involving the Partnership and also whenever Enbridge owns more than 80% of our outstanding Listed Shares. We paid Enbridge $500,000 in consideration of its obligations under the tax indemnification agreement and purchase provisions.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 14, 2014, the General Partner owned approximately 7,594,533, or approximately 11.7%, of our Listed Shares and 4.89, or 100%, of our voting shares.

At February 14, 2014, we owned 64,984,750 i-units, representing all of the outstanding i-units and an approximate 19.5% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

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

	For the year ended December 31,
Name and Address of Beneficial Owner	2013	2012
Audit Fees(1)	$167,000	$153,000

Total	$167,000	$153,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements, review of the interim financial statements and our equity offerings.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2013 and 2012 were approved by the Audit Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers  LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements.

See the Index to Consolidated Financial Statements incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this annual report.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/s/ MARK A. MAKI
Mark A. Maki
Date: February 18, 2014		(President and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MARK A. MAKI	/s/ TERRANCE L. MCGILL
Mark A. Maki President, Principal Executive Officer and Director	Terrance L. McGill Senior Vice President and Director

/s/ STEPHEN J. WUORI	/s/ J. RICHARD BIRD
Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	J. Richard Bird Director

/s/ C. GREGORY HARPER	/s/ STEPHEN J. NEYLAND
C. Gregory Harper Director	Stephen J. Neyland Vice President— Finance (Principal Financial Officer)

/s/ NOOR S. KAISSI	/s/ JEFFREY A. CONNELLY
Noor S. Kaissi Controller	Jeffrey A. Connelly Director

/s/ J. HERBERT ENGLAND	/s/ DAN A. WESTBROOK
J. Herbert England Director	Dan A. Westbrook Director

/s/ REBECCA B. ROBERTS
Rebecca B. Roberts Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on December 20, 2012).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.35 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
10.8+	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.36 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
10.9+	Executive Employment Agreement between Leon Zupan, as Executive, and Enbridge Inc., dated December 6, 2012, effective August 1, 2012 (incorporated by reference to Exhibit 10.1 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).
10.10	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
10.11	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
10.12+	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of the Partnership Annual Report on Form 10-K filed on February 18, 2014).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
99.2*	Enbridge Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2013.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.