Form 10-Q
period 2014-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2014-05-02
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 64,984,745 Listed Shares outstanding as of May 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2014.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.”

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for or the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to which it sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to the Partnership’s tariff rates; and (7) changes in laws or regulations to which we or the Partnership are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Enbridge Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended March 31,
	2014	2013
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P. (Note 1)	$11.4	$(21.8)

Income (loss) before income tax expense	11.4	(21.8)
Income tax expense (benefit)	4.2	(8.0)

Net income (loss)	$7.2	$(13.8)

Net income (loss) per share, (basic and diluted)	$0.11	$(0.31)

Weighted average shares outstanding	64.4	45.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2014	2013
	(unaudited; in millions)
Net income (loss)	$7.2	$(13.8)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $(5.0) and $1.7 million, respectively	(8.5)	2.8

Comprehensive income (loss)	$(1.3)	$(11.0)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three month period ended March 31,
	2014	2013
	(unaudited; in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$7.2	$(13.8)
Adjustments to reconcile net income (loss) to net cash in operating activities:
Equity loss (income) from investment in Enbridge Energy Partners, L.P.	(11.4)	21.8
Changes in operating assets and liabilities:
Due from affiliates	0.2	0.2
Due to affiliates	(0.1)	(0.1)
Deferred income taxes	4.2	(8.0)
Other	(0.1)	0.6

Net cash provided by operating activities	—	0.7

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P. (Note 3)	—	(272.9)

Net cash used in investing activities	—	(272.9)

Cash provided by financing activities:
Net proceeds from share issuance (Note 3)	—	272.9

Net cash provided by financing activities	—	272.9

Net increase in cash and cash equivalents	—	0.7
Cash and cash equivalents at beginning of year	0.7	0.1

Cash and cash equivalents at end of period	$0.7	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2014	December 31, 2013
	(unaudited; in millions)
ASSETS
Cash	$0.7	$0.7
Due from affiliates	0.1	0.3
Investment in Enbridge Energy Partners, L.P.	1,267.7	1,269.8

	$1,268.5	$1,270.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$0.6	$0.7
Due to affiliates	0.1	0.2
Deferred income tax liability	150.1	150.8

	150.8	151.7

Commitments and contingencies
Shareholders’ equity (Note 2)
Voting shares-unlimited authorized; 4.90 and 4.81 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Listed shares-unlimited authorized; 64,984,745 and 63,743,094 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,638.5	1,603.9
Accumulated deficit	(503.3)	(475.8)
Accumulated other comprehensive loss	(17.5)	(9.0)

	1,117.7	1,119.1

	$1,268.5	$1,270.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2014, our results of operations for the three month periods ended March 31, 2014 and 2013 and our cash flows for the three month periods ended March 31, 2014 and 2013. We derived our statement of financial position as of December 31, 2013 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our results of operations for the three month period ended March 31, 2014 should not be taken as indicative of the results to be expected for the full year. The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these unaudited interim financial statements in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

Partnership Incentive Distribution Rights

The General Partner receives incremental incentive cash distributions related to its incentive distribution rights, or IDRs, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Enbridge Energy Partners, L.P. partnership agreement. The incentive distributions payable to the General Partner are 15%, 25% and 50% of all quarterly distributions of available cash that exceed target levels of $0.295, $0.35 and $0.495 per limited partner unit, respectively. The distributable amount of the IDRs is divided among the Partnership’s limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income includes a pro-rata share of the IDRs cost every quarter.

Partnership Preferred Unit Issuance

On May 7, 2013, the Partnership sold to the General Partner 48,000,000 Preferred Units, representing limited partner interests in the Partnership, for proceeds of approximately $1.2 billion. These Preferred Units are entitled to annual cash distributions, payable quarterly; however, during the first full eight quarters ending June 30, 2015, the cash distributions will accrue and accumulate and will be payable upon the earlier of the fifth anniversary of the issuance of Preferred Units or redemption of such Preferred Units by the Partnership. On or after June 1, 2016, at the sole option of the holder of the Preferred Units, the Preferred Units may be converted into the Partnership’s Class A common units.

At the time of issuance, the Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which is distributed ratably from the issuance date through the first available conversion date. The discount and cash distributions to the holder of the Preferred Units results in an increase in the Partnership’s preferred capital and a decrease to our i-unit investment ownership in the Partnership through its impact to our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income. Quarterly cash distributions to the holder of the Preferred Units, whether accrued or paid, will reduce the amount of distributable cash available to the Partnership’s holders of general and limited partner units, including i-units.

2. SHARE DISTRIBUTION

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the three month period ended March 31, 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in millions, except per unit and per share amounts)
January 30, 2014	February 7, 2014	February 14, 2014	$0.5435	$27.90	1,241,652	1,096,544	145,108

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $34.6 million and $22.4 million during the three month periods ended March 31, 2014 and 2013, respectively.

3. ISSUANCES OF LISTED SHARES BY US

In March 2013, we completed a public offering of 10,350,000 Listed Shares, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 per Listed Share. We received net proceeds of $272.9 million, which we subsequently invested in an equal number of the Partnership’s i-units.

The following table presents our issuances of additional Listed Shares for the three month period ended March 31, 2013:

Issuance Date	Number of Listed Shares Issued	Average Offering Price per Listed Share	Net Proceeds to the Company (1)	Ownership Percentage in the Partnership Prior to the Issuance	Ownership Percentage in the Partnership After the Issuance
	(in millions, except shares and per share amount)
2013
March 1	10,350,000	$26.44	$272.9	13.5%	16.3%

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses, if any.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three month period ended March 31,
	2014	2013
	(in millions)
Operating revenue	$2,079.6	$1,693.0
Operating expenses	1,864.9	1,690.6

Operating income	$214.7	$2.4

Net income (loss)	$155.7	$(67.7)
Less: Net income attributable to:
Noncontrolling interest	36.3	15.6
Series 1 preferred unit distributions (1)	22.5	—
Accretion of discount on Series 1 preferred units (1)	3.6	—

Net income (loss) attributable to Enbridge Energy Partners, L.P.	$93.3	$(83.3)

Less: Net income attributable to the General Partner	34.4	29.6

Net income (loss) attributable to limited partners (2)	$58.9	$(112.9)

(1)	The Partnership sold its Preferred Units to the General Partner on May 7, 2013 and filed a Current Report on Form 8-K on May 13, 2013 detailing the terms and properties of the new series of units.
(2)

The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, including any IDRs embedded in the general partner interest, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in its partnership agreement.

We owned approximately 19.5% and 16.3% of the Partnership at March 31, 2014 and 2013, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On April 30, 2014, our board of directors declared a share distribution payable on May 15, 2014, to shareholders of record as of May 8, 2014, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings of Enbridge Energy Partners, L.P., or the Partnership, attributed to the i-units, a special class of the Partnership’s limited partner interests, we own. At March 31, 2014 and 2013, through our ownership of i-units, we had an approximate 19.5% and 16.3%, respectively, limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our acquisition of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to Enbridge Energy Company, Inc., the general partner of the Partnership, referred to as the General Partner, and limited partners for the periods presented.

	For the three month period ended March 31,
	2014	2013
	(unaudited; in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$93.3	$(83.3)
Less: Net income allocated to General Partner (before two-class method) (1)	35.0	30.3

Net income (loss) allocated to limited partners (before two-class method) (1)	$58.3	$(113.6)

(1)

Amounts represent the equity income pick-up by the general and limited partners of the Partnership. The equity income present in the general and limited partners’ net income pick-up does not include the two-class method which is included in the calculation of earnings per unit for the Partnership as set forth in its partnership agreement.

Our net income of $7.2 million and net loss of $13.8 million for the three month periods ended March 31, 2014 and 2013, respectively, represent equity attributable to the i-units that we own reduced by deferred income taxes. Deferred income tax expense, or benefit, is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 37.1% and 36.8% for the three month periods ended March 31, 2014 and 2013, respectively, applied to our share of the earnings, or losses, of the Partnership for the respective periods.

For the three month period ended March 31, 2014, our net income increased by $21.0 million as compared to the net loss in the same period in 2013. The net income is primarily attributable to the $33.2 million increase in equity income from the Partnership resulting from the increase in its net income in relation to its net loss in the same period in 2013. This income was partially offset by $12.2 million of increased income tax expense associated with the increase in our net income. For the three month period ended March 31, 2014, the Partnership had lower operating expenses in its Liquids segment as compared to the same period in 2013, primarily due to additional environmental expenses recognized in the first quarter of 2013. The environmental expenses related to ongoing oil spill clean-up activities on the Partnership’s Line 6B in Michigan. As a result, our equity income, for the three month period ended March 31, 2013, was reduced by $18.0 million, after tax, which related to these increased environmental expenses while no such activity was present in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At March 31, 2014, our issued capitalization consisted of $1,638.5 million associated with our 64,984,745 Listed Shares outstanding.

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

INCOME TAXES

We had an income tax expense of $4.2 million for the three month period ended March 31, 2014 as compared to an income tax benefit of $8.0 million for the corresponding period in 2013. The increase in income tax expense for the three month period ended March 31, 2014 as compared to the same period in 2013 was due to the increase in our net income primarily associated with increased amounts of equity income we recognized from the Partnership.

We computed our income tax expense for the three month period ended March 31, 2014 by applying a 37.1% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.1%. For the three month period ended March 31, 2013, our income tax benefit was computed by applying a 36.8% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.8%.

SUBSEQUENT EVENTS

Share Distribution

On April 30, 2014, our board of directors declared a share distribution payable on May 15, 2014, to shareholders of record as of May 8, 2014, based on the $0.5435 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our Listed shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly

Report on Form 10-Q for the quarterly period ended March 31, 2014, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls and Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended March 31, 2014.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on our financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6.	Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: May 1, 2014	By:	/s/ Mark A. Maki
Mark A. Maki
President and Principal Executive Officer

Date: May 1, 2014	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President – Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

Exhibit Number	Description

10.1 +

Executive Employment Agreement between Enbridge Inc. and D. Guy Jarvis entered into on March 14, 2014 (incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on March 18, 2014).

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Enbridge Energy Partners, L.P.‘s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.