Form 10-Q
period 2014-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2014-11-03
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1414604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employe rIdentification No.)

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

The Registrant had 67,260,889 Listed Shares outstanding as of November 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period  ended September 30, 2014.

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

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three month period ended September 30,		For the nine month period ended September 30,
	2014	2013	2014	2013
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P. (Note 1)	$(6.2)	$(4.1)	$7.0	$(16.6)

Income (loss) before income tax expense	(6.2)	(4.1)	7.0	(16.6)
Income tax expense (benefit)	(2.0)	(1.0)	2.9	(5.6)

Net income (loss)	$(4.2)	$(3.1)	$4.1	$(11.0)

Net income (loss) per share, (basic and diluted)	$(0.06)	$(0.06)	$0.06	$(0.22)

Weighted average shares outstanding	66.8	55.3	65.6	51.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended September 30,		For the nine month period ended September 30,
	2014	2013	2014	2013
	(unaudited; in millions)
Net income (loss)	$(4.2)	$(3.1)	$4.1	$(11.0)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $4.0 million, $(1.3) million, $(5.8) million and $10.3 million, respectively	7.0	(2.0)	(9.7)	17.8

Comprehensive income (loss)	$2.8	$(5.1)	$(5.6)	$6.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the nine month period ended September 30,
	2014	2013
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$4.1	$(11.0)
Adjustments to reconcile net income (loss) to net cash in operating activities:
Equity loss (income) from investment in Enbridge Energy Partners, L.P.	(7.0)	16.6
Changes in operating assets and liabilities:
Due from affiliates	0.2	0.2
Due to affiliates	(0.1)	(0.1)
Deferred income taxes	2.9	(5.6)
Other	—	0.7

Net cash provided by operating activities	0.1	0.8

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P. (Note 2)	—	(508.5)

Net cash used in investing activities	—	(508.5)

Cash provided by financing activities:
Net proceeds from share issuance (Note 2)	—	508.5

Net cash provided by financing activities	—	508.5

Net increase in cash and cash equivalents	0.1	0.8
Cash and cash equivalents at beginning of year	0.7	0.1

Cash and cash equivalents at end of period	$0.8	$0.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	September 30, 2014	December 31, 2013
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.7
Due from affiliates	0.1	0.3
Investment in Enbridge Energy Partners, L.P. (Note 2)	638.4	1,269.8
Deferred income tax asset (Notes 2 and 3)	84.4	—

	$723.7	$1,270.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$—	$0.7
Due to affiliates	0.1	0.2
Deferred income tax liability (Notes 2 and 3)	—	150.8

	0.1	151.7

Commitments and contingencies
Shareholders’ equity
Voting shares-unlimited authorized; 5.08 and 4.81 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Listed shares-unlimited authorized; 67,260,889 and 63,743,094 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (Note 2)	1,320.7	1,603.9
Accumulated deficit	(578.4)	(475.8)
Accumulated other comprehensive loss	(18.7)	(9.0)

	723.6	1,119.1

	$723.7	$1,270.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at September 30, 2014, our results of operations for the three and nine month periods ended September 30, 2014 and 2013 and our cash flows for the nine month periods ended September 30, 2014 and 2013. We derived our statement of financial position as of December 31, 2013 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our results of operations for the three and nine month periods ended September 30, 2014 should not be taken as indicative of the results to be expected for the full year. The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these unaudited interim financial statements in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

Partnership Incentive Distributions

Prior to July 1, 2014, the General Partner received incremental incentive cash distributions related to its incentive distribution rights, or Previous IDRs, on the portion of cash distributions that exceeded certain target thresholds on a per unit basis under the Enbridge Energy Partners, L.P. partnership agreement, or Partnership Agreement. The incentive distributions payable to the General Partner were 13%, 23% and 48% of all quarterly distributions of available cash that exceeded target levels of $0.295, $0.35 and $0.495 per limited partner unit, respectively. The net income attributed to the Previous IDRs was equivalent to the amount of the incentive cash distributions. The net income attributed to the Previous IDRs reduced the amount of net income attributed to each of the Partnership’s limited partners on a pro rata basis and as a result our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income has included our pro-rata share of net income attributed to the Previous IDRs’ for each quarter.

Effective July 1, 2014, the General Partner entered into an equity restructuring transaction, or Equity Restructuring, with the Partnership in which the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction and loss in excess of 2% in respect of its general partner interest in the Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of a new class of limited partner interests designated as Class D units, and a new class of limited partner interests designated as Incentive Distribution Units, or IDUs.

The IDUs entitle the holder thereof to receive 23% of the incremental cash distributions paid by the Partnership in excess of $0.5435 per unit per quarter on its Class A and Class B common units, collectively, the common units, the i-units we own and the Class D units. In the event of any decrease in the Class A common unit distribution below the current quarterly distribution level of $0.5435 per unit in any quarter during the five years commencing with the fourth quarter of 2014, the distribution paid by the Partnership on the Class D units will be reduced to the amount that would have been paid by the Partnership in respect of the Previous IDRs had the Equity Restructuring not occurred. In addition, the third quarter 2014 distribution on the Class D units was reduced to prevent the aggregate distributions paid by the Partnership in calendar year 2014 with respect to the Previous IDRs, the Class D units and the IDUs from exceeding the distribution that would have been paid by the Partnership in calendar year 2014 in respect of the Previous IDRs had the Equity Restructuring not occurred.

2. SHAREHOLDERS’ EQUITY

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. We refer to these adjustments as capital account adjustments. In conjunction with the authoritative accounting guidance for noncontrolling interests, we recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position.

The following table presents significant changes in Shareholders’ equity during the nine month period ended September 30, 2014.

	For the nine months ended September 30,
	2014	2013
	(in millions)
Listed Shares:
Beginning balance	$1,603.9	$981.7
Net proceeds and issuance costs from share issuance	—	508.5
Capital account adjustments	(389.9)	(0.4)
Share distributions	106.7	79.8

Ending balance	$1,320.7	$1,569.6

Accumulated deficit:
Beginning balance	$(475.8)	$(343.9)
Net income	4.1	(11.0)
Share distributions	(106.7)	(79.8)

Ending balance	$(578.4)	$(434.7)

Accumulated other comprehensive loss:
Beginning balance	$(9.0)	$(34.6)
Equity in other comprehensive income of the Partnership	(9.7)	17.8

Ending balance	$(18.7)	$(16.8)

Total Shareholders’ equity	$723.6	$1,118.1

As a result of the Equity Restructuring at the Partnership and the associated creation of the Class D units and IDUs a reallocation in the carrying values of the Partnership’s capital accounts was required. The reallocation among the Partnership’s capital accounts resulted in a negative capital account balance for the Partnership’s Class B common units. The Partnership Agreement does not allow for the capital accounts of any limited partner to be negative and, as a result, requires the General Partner and those limited partners with positive capital account balances that participate in earnings of the Partnership based on their ownership interest to allocate income to the capital account of the Class B common units on a pro rata basis to bring the balance to zero. The reallocation from these transactions reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, which also reduced the balance of our Shareholders’ equity by $375.4 million, net of a $222.7 million tax benefit.

On July 1, 2014, the Partnership sold a 12.6% limited partner interest in Midcoast Operating, L.P., or Midcoast Operating, to Midcoast Energy Partners, L.P., or MEP, for $350.0 million in cash, which reduced its total ownership interest in Midcoast Operating from 61% to 48.4%. In accordance with applicable authoritative literature, the difference between the fair value and the carrying value of the interest in Midcoast Operating was recorded as an adjustment to the Partnership’s capital accounts. This adjustment resulted in a reduction of $15.5 million, net of a $9.3 million tax benefit, to the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, with a corresponding reduction to our Shareholders’ equity.

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the nine month period ended September 30, 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
July 31, 2014	August 7, 2014	August 14, 2014	$0.5550	$34.53	1,064,113	939,754	124,359
April 30, 2014	May 8, 2014	May 15, 2014	$0.5435	$29.14	1,212,030	1,070,385	141,645
January 30, 2014	February 7, 2014	February 14, 2014	$0.5435	$27.90	1,241,652	1,096,544	145,108

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $106.7 million and $79.8 million during the nine month periods ended September 30, 2014 and 2013, respectively.

3. INCOME TAXES

We computed our income tax expense for the three and nine month periods ended September 30, 2014 by applying a 37.2% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.2%. For the three and nine month periods ended September 30, 2013, our income tax expense was computed by applying a 37.4% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.4%.

Due to the Equity Restructuring and the Partnership’s sale of Midcoast Operating to MEP, we recorded a $232.0 million deferred federal tax benefit which resulted in a net deferred tax asset of $84.4 million. We believe that the deferred tax asset will be realized through deferred tax expense on future equity earnings we receive from the Partnership.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three month period ended September 30,		For the nine month period ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenue	$1,942.3	$1,789.4	$5,893.0	$5,155.1
Operating expenses	1,701.9	1,665.8	5,257.0	4,820.1

Operating income	$240.4	$123.6	$636.0	$335.0

Net income	$117.5	$61.3	$385.7	$117.3
Less: Net income attributable to:
Noncontrolling interest	70.7	20.3	149.4	54.3
Series 1 preferred unit distributions (1)	22.5	22.7	67.5	35.8
Accretion of discount on Series 1 preferred units (1)	3.8	3.4	11.1	5.7

Net income attributable to Enbridge Energy Partners, L.P.	$20.5	$14.9	$157.7	$21.5

Less: Net income attributable to the General Partner	35.0	32.5	108.2	95.3

Net income (loss) attributable to limited partners (2)	$(14.5)	$(17.6)	$49.5	$(73.8)

(1)	The Partnership sold its Preferred units to the General Partner on May 7, 2013 and filed a Current Report on Form 8-K on May 13, 2013 detailing the terms and properties of the new series of units.
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

We owned approximately 16.7% and 18.9% of the Partnership at September 30, 2014 and 2013, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On October 31, 2014, our board of directors declared a share distribution payable on November 14, 2014, to shareholders of record as of November 7, 2014, based on the $0.5550 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At September 30, 2014 and 2013, through our ownership of i-units, we had an approximate 16.7% and 18.9%, respectively, limited partner interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our acquisition of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to the General Partner and limited partners for the periods presented.

	For the three month period ended September 30,		For the nine month period ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$20.5	$14.9	$157.7	$21.5
Less: Net income allocated to General Partner, IDUs and Class D units (before two-class method)	42.9	32.5	112.3	95.3

Net income (loss) allocated to Class A and B common units and i-units (before two-class method)	$(22.4)	$(17.6)	$45.4	$(73.8)

Our net loss of $4.2 million and net income of $4.1 million for the three and nine month periods ended September 30, 2014, respectively, and our net loss of $3.1 million and $11.0 million for the three and nine month periods ended September 30, 2013, respectively, represent our equity in earnings attributable to the i-units that we own adjusted for deferred income tax expense or benefit. Deferred income tax is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 37.2% for the three and nine month periods ended September 30, 2014 and 37.4% for the three and nine month periods ended September 30, 2013, applied to our share of the earnings of the Partnership for the respective periods.

For the three month period ended September 30, 2014, our net loss increased by $1.1 million as compared with the same period in 2013. The increase for the three month period ended September 30, 2014 is primarily attributable to the $2.1 million increase in equity investment loss from the Partnership in relation to the same period in 2013. This combined decrease in equity in earnings attributable to the i-units that we own was partially offset by a $1.0 million increase of income tax benefit.

For the nine month period ended September 30, 2014, our net income increased by $15.1 million, as compared with the net loss in the same period in 2013. The net income is primarily attributable to the $23.6 million increase in equity investment income from the Partnership as compared to an equity investment loss from the Partnership during the same period in 2013. The increase in total equity income of $23.6 million from our ownership of i-units was offset by a $8.5 million increase of income tax expense. For the nine month period ended September 30, 2014, the Partnership had higher operating revenues in its Liquids segment as compared with the same period in 2013, primarily due to rate increases as a result of tariff filings during 2014, increased volumes transported largely due to the Partnership completing several projects on its Lakehead system and placing them into service during 2014, and increased rail revenue associated with a full year of operation of a rail project that was placed into service in March 2013.

Effective July 1, 2014, the General Partner entered into an equity restructuring transaction, or Equity Restructuring, with the Partnership whereby the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights as of June 30, 2014, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of a new class of limited partner interests designated as Class D units, and a new class of limited partner interests designated as Incentive Distribution Units, or IDUs.

To the extent the Partnership’s distribution rate remains constant, the impact of this Equity Restructuring is not expected to materially affect the allocation of equity earnings from the Partnership. To the extent that the Partnership increases its distribution rate, we expect to realize higher equity earnings since the IDUs under the Equity Restructuring will receive lower distributions and hence lower income allocations to the General Partner than under the Previous IDRs.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our listed shares, which we refer to as Listed Shares, are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At September 30, 2014, our issued capitalization consisted of $1,320.7 million associated with our 67,260,889 Listed Shares outstanding.

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

SUBSEQUENT EVENTS

Share Distribution

On October 31, 2014, our board of directors declared a share distribution payable on November 14, 2014, to shareholders of record as of November 7, 2014, based on the $0.5550 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

Enbridge Management and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended September 30, 2014.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: November 3, 2014	By:	/s/ Mark A. Maki
Mark A. Maki
President and Principal Executive Officer

Date: November 3, 2014	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President – Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.