Form 10-K
period 2014-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2015-02-18
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $2,056,805,158 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 13, 2015, the registrant has 69,343,557 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2014

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

i

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

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

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which, together with the Class B common units, we refer to as common units. On July 1, 2014, the Partnership entered into an equity restructuring transaction, whereby they issued two new classes of limited partner interests designated as Class D units and Incentive Distribution Units, or IDUs. Furthermore, on January 2, 2015, the Partnership closed a transaction pursuant to which they acquired the remaining interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner whereby they issued another new class of limited partner interests designated as Class E units. For more information on these two transactions, see Part II. Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations—“Equity Restructuring” and Subsequent Events—“Alberta Clipper Drop Down to the Partnership,” respectively.

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

As of December 31, 2014 and 2013, we owned an approximate 15.2% and 16.9% limited partnership voting interest of the Partnership. At December 31, 2014, the General Partner owned 5.15 of our voting shares, which represents 100% of our voting shares, as well as 7,982,581 of our Listed Shares, which represents 11.7% of our Listed Shares. The remaining 60,322,601 of our Listed Shares were held by the public, which represents 88.3% of our Listed Shares. Our performance depends entirely on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

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

Item 1A.    Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s Annual Report on Form10-K for the year ended December 31, 2014.

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

The distributions of additional shares that we make to our shareholders depend on the amount of cash that the Partnership distributes to the holders of its Class A common units.

When the Partnership makes a cash distribution to the holders of its Class A common units, we distribute to each holder of our shares that fraction of a share determined by dividing the amount of the cash distribution paid by the Partnership with respect to each common unit by the average market price of one of our Listed Shares. Therefore, if the Partnership decreases the cash distributions that it pays to the holders of its common units, the value of the distributions of additional shares that we make to our shareholders will decrease as well.

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

Additionally, the public sale by the General Partner of a significant portion of the Class B common units, Class D units or Class E units that it currently owns could reduce the market price of the Class A common units and, indirectly, the market price of our shares. The Partnership’s partnership agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or one of its affiliates. A public sale of the Class B common units, Class D units or Class E units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its Class B common units, Class D units or Class E units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the market for our shares.

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

If Enbridge were to exercise any of its rights to purchase our shares that are held by the public, those shareholders would be required to sell their shares for cash at a time or price that may be undesirable, and could receive an amount of cash that is less than the amount they paid for their shares. Any such sale would be taxable for United States federal income tax purposes, and the individual shareholders would recognize a gain or loss equal to the difference between the amount of cash received and the tax basis in the shares sold.

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

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2014 Quarters
High	$30.82	$35.35	$38.94	$40.86
Low	$26.17	$27.70	$31.86	$30.82
2013 Quarters
High	$31.03	$31.65	$32.85	$29.76
Low	$26.72	$27.78	$28.11	$27.02

On February 13, 2015, the last reported sales price of the Listed Shares on the NYSE was $37.09. As of January 30, 2015, there were approximately 12,000 holders of our Listed Shares, which includes individual participants in security position listings.

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

The following table sets forth the details regarding our share distributions, approved by our board of directors for the years ended December 31, 2014 and 2013.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108

					4,562,088	4,028,933	533,155

2013
October 31	November 7	November 14	$0.54350	$29.25	1,162,989	1,027,074	135,915
July 29	August 7	August 14	$0.54350	$31.85	908,499	785,809	122,690
April 30	May 8	May 15	$0.54350	$29.50	963,274	833,187	130,087
January 30	February 7	February 14	$0.54350	$30.45	735,227	611,430	123,797

					3,769,989	3,257,500	512,489

In 2014 and 2013, we had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $144.0 million and $113.8 million, respectively.

On January 29, 2015, our board of directors declared a share distribution payable on February 13, 2015, to shareholders of record as of February 6, 2015, based on the $0.57 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 13, 2015 was 1,038,375.

The total i-units distributed to us was computed by dividing $0.57, the cash amount distributed per common unit, by $37.50, the average closing price of the Listed Shares on the NYSE for the 10 trading days prior to the ex-dividend date, multiplied by 68,305,187, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional voting shares to the General Partner in respect of these additional i-units.

Item 6.     Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010(1)
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$43.7	$(26.3)	$50.5	$72.3	$(38.2)
Income tax expense (benefit)	16.6	(8.2)	18.7	26.8	(14.5)

Net income (loss)	$27.1	$(18.1)	$31.8	$45.5	$(23.7)

Basic and diluted earnings (loss) per share(3)	$0.41	$(0.33)	$0.80	$1.24	$(0.70)

Weighted average shares outstanding(3)	66.1	54.2	39.9	36.6	34.0

Equivalent distribution value per share(2)(3)	$2.1970	$2.1740	$2.1520	$2.0925	$2.0240

Number of additional shares distributed(3)	4.56	3.77	2.63	2.42	2.51

Total assets at December 31	$741.7	$1,270.8	$747.3	$674.8	$551.5

(1)

In 2010, the Partnership incurred environmental costs from two crude oil releases that adversely affected its operating results and consequently the equity income we derive from the Partnership’s operations. As a result of the crude oil releases, we recognized $52.4 million, after taxes, of equity losses on our statement of income for the year ended December 31, 2010.

(2)

Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3. Shareholders’ Equity to our financial statements included in this Annual Report on Form 10-K, we receive distributions of additional i-units rather than cash.

(3)	2010 has been adjusted for the April 2011 stock split.

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

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of the earnings of the Partnership attributed to the i-units we own. Through our ownership of i-units, we had an approximate 15.2%, 16.9% and 13.3% limited partner voting interest in the Partnership as of December 31, 2014, 2013 and 2012, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents the Partnership’s allocation of net income to the General Partner and limited partners for the periods presented.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$371.8	$4.7	$493.1
Less: Net income allocated to General Partner, IDUs and Class D units (before two-class method)	151.1	127.4	126.3

Net income (loss) allocated to Class A and B common units and i-units (before two-class method)	$220.7	$(122.7)	$366.8

Our net income of $27.1 million, net loss of $18.1 million and net income of $31.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, represents equity in earnings and losses attributable to the i-units that we own decreased by deferred income tax expense. Deferred income tax expense is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined U.S. federal and state income tax rate of 37.9%, 31.0% and 37.0% for 2014, 2013 and 2012, respectively, applied to our share of the earnings of the Partnership for the respective periods.

Year ended December 31, 2014 compared with year ended December 31, 2013

For the year ended December 31, 2014, our net income increased by $45.2 million resulting in a net income of $27.1 million as compared to net loss in the same period in 2013. The net income is primarily attributable to the $70.0 million increase in equity income from investment in the Partnership compared to the same period in 2013.

During the year ended December 31, 2014, the Partnership had higher operating revenues and expenses in its Liquids segment as compared with 2013, which impacted our equity income from the Partnership, after tax, due to the following:

•

Increased operating revenues in the Partnership’s Liquids segment of $55.6 million as compared with 2013, primarily due to (1) rate increases from tariff filings with the Federal Energy Regulatory Commission, or FERC, during 2014 and (2) increased volumes transported largely due to the Partnership’s completion of several projects on its Lakehead system during 2014; and

•

Decreased environmental expense in the Partnership’s Liquids segment of $18.1 million as compared to 2013, primarily due to decreased environmental accruals, net of recoveries, related to the Partnership’s Line 6B crude oil release.

The increases to equity income from the investment in the Partnership, after tax, listed above were partially offset by the following:

•	Increased power costs in the Partnership’s Liquids segment of $9.2 million as compared to 2013, primarily due to increased volumes on its liquids systems;

•	Increased depreciation expense of $7.2 million as compared to 2013, due to additional assets placed into service;

•	Increased workforce costs of $3.1 million; and

•

Reduced income available to us from the Partnership of $8.9 million primarily due to (1) the 2013 Preferred Unit issuance distributions to the General Partner that began in May 2013, as described below under Partnership Preferred Unit Issuance and (2) increased incentive distributions and distributions to the Class D units and incentive distribution units, largely due to increases in the Partnership’s distribution rate. The incentive distributions were replaced in July 2014 with the creation of the Class D units and incentive distribution units from the Partnership’s equity restructuring, as described below under Equity Restructuring.

Equity Restructuring

Effective July 1, 2014, the General Partner entered into an equity restructuring transaction, or Equity Restructuring, with the Partnership whereby the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights of the Partnership as of June 30, 2014, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of a new class of limited partner interests designated as Class D units, and a new class of limited partner interests designated as IDUs.

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

As a result of the Equity Restructuring and the associated creation of the Class D units and IDUs, a reallocation in the carrying values of the Partnership’s capital accounts was required. The reallocation among the Partnership’s capital accounts resulted in a negative capital account balance for the Partnership’s Class B common units. The Partnership’s agreement does not allow for the capital accounts of any limited partner to be negative and, as a result, requires the General Partner and those limited partners with positive capital account balances that participate in earnings of the Partnership based on their ownership interest to allocate income to the capital account of the Class B common units on a pro rata basis to bring the balance to zero. For the year ended December 31, 2014, our pro-rata share of this allocation to the Class B common units was $1.5 million. We expect to recognize similar allocations to the Class B common units in future periods.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and income tax purposes.

The delegation of control agreement states that the General Partner bears the economic impact for our taxes only in the event we do not have cash sufficient to pay them. Accordingly, we accrue state income taxes in addition to federal income taxes. For the year ended December 31, 2014, our income tax expense was computed by applying a 37.9% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.9%. The effective tax rate we used in computing the income tax provision in 2013 was 31.0%, which represents the federal statutory rate of 35.0% and the effective state income tax rate of negative 4.0%.

Our income tax expense of $16.6 million, for the year ended December 31, 2014, is $24.8 million more than the income tax benefit we incurred for the corresponding period in 2013. The increase in income tax expense for the year ended December 31, 2014 as compared to the same period in 2013 was due to the increase in our taxable income primarily associated with increased amounts of equity income we recognized from our investment in the Partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the NYSE and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At December 31, 2014, our issued capitalization was $1,358.0 million associated with 68,305,182 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership’s limited partnership agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

Issuance of Listed Shares

In March and September 2013, we completed public offerings of 10,350,000 and 8,424,686 Listed Shares, respectively, representing limited liability company interests with limited voting rights, at a price to the underwriters of $26.44 and $28.02 per Listed Share, respectively. We received net proceeds of $272.9 million and $235.6 million for the March and September 2013 issuances, respectively, which we subsequently invested in an equal number of the Partnership’s i-units. There were no similar offerings for the year ended December 31, 2014.

Financial Support from Related Parties

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

SUBSEQUENT EVENTS

Alberta Clipper Drop Down to the Partnership

On January 2, 2015, the Partnership closed a transaction, or the Drop Down, pursuant to which they acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million issued to its General Partner.

The Class E units are entitled to the same distributions as the Partnership’s Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at its General Partner’s option. The Class E units were not entitled to distributions with respect to the quarter ended December 31, 2014. The Class E units are redeemable at our option after 30 years, if not earlier converted by its General Partner. The Class E units have a liquidation preference equal to their notional value at December 23, 2014 of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average price of the Partnership’s Class A common units as of that date, which was the date on which the Partnership and its General Partner entered into a contribution agreement setting forth the terms of the Drop Down. The Class E units were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended.

Share Distribution

On January 29, 2015, our board of directors declared a share distribution payable on February 13, 2015, to shareholders of record as of February 6, 2015, based on the $0.57 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 13, 2015 was 1,038,375. The amount of this increase is calculated by dividing $0.57, the cash amount distributed by the Partnership per common unit by $37.50, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 68,305,187, the number of shares outstanding on the record date. We distributed an additional 917,024 Listed Shares to our Listed shareholders and 121,351 shares to the General Partner in respect of these additional i-units.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP. The preparation of these financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership, and us. We record our share of earnings of the Partnership in the period in which it is earned after the Partnership’s net income is adjusted for preferred distributions and then using the two-class method in accordance with applicable authoritative accounting guidance. At December 31, 2014 and 2013, we owned approximately 15.2% and 16.9%, respectively, of the Partnership. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

The distributable amount of the Class D Units and IDUs are divided among the Partnership’s limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership as set forth in the partnership agreement. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs every quarter.

Furthermore, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income is adjusted for any reallocation of the Partnership’s capital accounts needed to bring a negative balance in any Partnership’s class of capital accounts back to zero.

Capital Account Adjustments on Issuances of Common Units by the Partnership

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. The Partnership also records an adjustment to the carrying value of its book capital accounts when it restructures its equity and any time that EEP drops down additional ownership in Midcoast Operating Limited Partners, or MOLP, to Midcoast Energy Partners, L.P., or MEP. We refer to these adjustments as capital account adjustments. We recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Discontinued Operations

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. This accounting update is effective for annual and interim periods beginning after December 15, 2014, and is to be applied prospectively. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach the Partnership will apply and the impact that this pronouncement will have on the Partnership’s consolidated financial statements and our financial statements.

Going Concern Uncertainties

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s 2014 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 17, 2015

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$43.7	$(26.3)	$50.5

Income (loss) before income tax expense (benefit)	43.7	(26.3)	50.5
Income tax expense (benefit) (Note 5)	16.6	(8.2)	18.7

Net income (loss)	$27.1	$(18.1)	$31.8

Net income (loss) per share, basic and diluted	$0.41	$(0.33)	$0.80

Weighted average shares outstanding	66.1	54.2	39.9

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income (loss)	$27.1	$(18.1)	$31.8
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax (benefit) expense of $(8.8), $15.1 and $(0.3), respectively	(14.7)	25.6	(0.5)

Comprehensive income	$12.4	$7.5	$31.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Cash provided by (used in) operating activities:
Net income (loss)	$27.1	$(18.1)	$31.8
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	(43.7)	26.3	(50.5)
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	0.1	—	(0.2)
Due to affiliates	(0.1)	—	0.2
Deferred income taxes (Note 5)	16.6	(8.2)	18.7
Accounts payable and accrued liabilities	—	0.7	—
Other	—	(0.1)	(0.1)

Net cash provided by (used in) operating activities	—	0.6	(0.1)

Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P.	—	(508.5)	—

Net cash used in investing activities	—	(508.5)	—

Cash provided by financing activities:
Net proceeds from share issuance (Note 3)	—	508.5	—

Net cash provided by financing activities	—	508.5	—

Net increase (decrease) in cash and cash equivalents	—	0.6	(0.1)
Cash and cash equivalents at beginning of year	0.7	0.1	0.2

Cash and cash equivalents at end of period	$0.7	$0.7	$0.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2014	2013
	(dollars in millions)
ASSETS
Cash	$0.7	$0.7
Due from affiliates	0.2	0.3
Investment in Enbridge Energy Partners, L.P. (Note 3)	667.1	1,269.8
Deferred income tax asset (Notes 3 and 5)	73.7	—

	$741.7	$1,270.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$—	$0.7
Due to affiliates	0.1	0.2
Deferred income tax liability (Note 5)	—	150.8

	0.1	151.7

Commitments and contingencies
Shareholders’ equity: (Note 3)
Voting shares-unlimited authorized; 5.15 and 4.81 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Listed shares-unlimited authorized; 68,305,182 and 63,743,094 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,358.0	1,603.9
Accumulated deficit	(592.7)	(475.8)
Accumulated other comprehensive loss	(23.7)	(9.0)

	741.6	1,119.1

	$741.7	$1,270.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting Shares
Beginning balance	4.81	$—	4.48	$—	4.19	$—
Share distributions (Note 3)	0.34	—	0.33	—	0.29	—

Ending balance	5.15	—	4.81	—	4.48	—

Listed Shares
Beginning balance	63,743,094	1,603.9	41,198,420	981.7	38,566,330	882.3
Net proceeds and issuance costs from share issuance (Note 3)	—	—	—	508.5	—	—
Capital account adjustments (Note 3)	—	(389.9)	—	(0.1)	—	14.4
Share distributions (Note 3)	4,562,088	144.0	22,544,674	113.8	2,632,090	85.0

Ending balance	68,305,182	1,358.0	63,743,094	1,603.9	41,198,420	981.7

Accumulated deficit
Beginning balance		(475.8)		(343.9)		(290.7)
Net income (loss)		27.1		(18.1)		31.8
Share distributions (Note 3)		(144.0)		(113.8)		(85.0)

Ending balance		(592.7)		(475.8)		(343.9)

Accumulated other comprehensive loss
Beginning balance		(9.0)		(34.6)		(34.1)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(14.7)		25.6		(0.5)

Ending balance		(23.7)		(9.0)		(34.6)

Total Shareholders’ equity		$741.6		$1,119.1		$603.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1.    GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol EEQ. We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol EEP, which together with the Class B common units, we refer to as common units. On July 1, 2014, the Partnership entered into an equity restructuring transaction, whereby they issued two new classes of limited partner interests designated as Class D units and Incentive Distribution Units, or IDUs. For more information see Footnote 3. Shareholders Equity—Partnership Equity Restructuring. Under a delegation of control agreement with the Partnership and its general partner, Enbridge Energy Company, Inc., or the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. The General Partner owns 5.15 voting shares, which is 100% of our voting shares, as well as 7,982,581 Listed Shares, which is 11.7% of our Listed Shares, while the remaining 60,322,601 Listed Shares, which is 88.3% of our Listed Shares, were held by the public at December 31, 2014.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned after the Partnership’s net income is adjusted for preferred distributions and then using the two-class method. As of December 31, 2014 and 2013, we owned approximately 15.2% and 16.9%, respectively, of the Partnership. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

The distributable amount of the Class D Units and IDUs are divided among the Partnership’s limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs every quarter.

Furthermore, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income is adjusted for any reallocation of the Partnership’s capital accounts needed to bring a negative balance in any Partnership’s class of capital accounts back to zero.

Capital Account Adjustments

The Partnership records an adjustment to the carrying value of its book capital accounts when it issues additional common units and the new issuance price per unit is greater than or less than the average cost per unit for each class of units. The Partnership also records an adjustment to the carrying value of its book capital accounts when it restructures its equity and any time that EEP drops down additional ownership in Midcoast Operating Limited Partners, or MOLP, to Midcoast Energy Partners, L.P., or MEP. We refer to these adjustments as capital account adjustments. We recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position.

Net Income Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of our shares outstanding during each period. We have no securities outstanding that may be converted into or exercised for our shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U. S. federal income tax purposes. We recognize deferred income tax assets and liabilities for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which the legislation is enacted. Temporary differences and associated deferred tax expense and deferred tax liabilities result from recording our equity in the earnings of the Partnership, which will not become taxable until the Partnership is liquidated or the i-units are otherwise monetized, in addition to capital account adjustments.

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

3.    SHAREHOLDERS’ EQUITY

Share Distributions

Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) voting shares, which represent limited liability company interests with full voting rights, all voting shares of which are held by the General Partner.

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to the General Partner and limited partner interests other than the i-units. We do not receive cash distributions on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes cash distributions to the General Partner and other limited partner interests, we receive additional i-units under the terms of the Partnership’s partnership agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares is equal to the number of i-units that we own in the Partnership.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2014, 2013 and 2012.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108

					4,562,088	4,028,933	533,155

2013
October 31	November 7	November 14	$0.54350	$29.25	1,162,989	1,027,074	135,915
July 29	August 7	August 14	$0.54350	$31.85	908,499	785,809	122,690
April 30	May 8	May 15	$0.54350	$29.50	963,274	833,187	130,087
January 30	February 7	February 14	$0.54350	$30.45	735,227	611,430	123,797

					3,769,989	3,257,500	512,489

2012
October 31	November 7	November 14	$0.54350	$31.65	695,596	578,472	117,124
July 30	August 7	August 14	$0.54350	$31.43	688,548	572,611	115,937
April 30	May 7	May 15	$0.53250	$32.28	646,118	537,325	108,793
January 30	February 7	February 14	$0.53250	$34.12	601,828	500,493	101,335

					2,632,090	2,188,901	443,189

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $144.0 million, $113.8 million and $85.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table presents our issuances of additional Listed Shares in 2013. There were no share issuances in 2012 or 2014.

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

Partnership Equity Restructuring

Prior to July 1, 2014, the General Partner received incremental incentive cash distributions related to its incentive distribution rights, or Previous IDRs, on the portion of cash distributions that exceeded certain target thresholds on a per unit basis under the Partnership’s limited partnership agreement, or Partnership Agreement. The incentive distributions payable to the General Partner were 13%, 23% and 48% of all quarterly distributions of available cash that exceeded target levels of $0.295, $0.35 and $0.495 per limited partner unit, respectively. The net income attributed to the Previous IDRs was equivalent to the amount of the incentive cash distributions.

Effective July 1, 2014, the General Partner entered into an equity restructuring transaction, or Equity Restructuring, with the Partnership in which the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction and loss in excess of 2% in respect of its general partner interest in the Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of a new class of limited partner interests designated as Class D units, and a new class of limited partner interests designated as IDUs.

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

As a result of the Equity Restructuring and the associated creation of the Class D units and IDUs, a reallocation in the carrying values of the Partnership’s capital accounts was required. The Class D units and IUDs were recorded at fair value, and the remaining balance in the Partnership’s capital accounts was allocated to the General Partner, the common units, and i-units on a pro-rata basis. In addition, the reallocation among the Partnership’s capital accounts resulted in a negative capital account balance for the Partnership’s Class B common units. The Partnership Agreement does not allow for the capital accounts of any limited partner to be negative and, as a result, requires the General Partner and those limited partners with positive capital account balances that participate in earnings of the Partnership based on their ownership interest to allocate income to the capital account of the Class B common units on a pro rata basis to bring the balance to zero. For the year ended December 31, 2014, our pro-rata share of this allocation to the Class B common units was $1.5 million.

The reallocation from these noncash transactions reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, by $375.4 million, net of a $222.7 million tax benefit. A corresponding reduction to our Shareholders’ equity was recorded and is reflected under “Capital account adjustments” on our statements of shareholders’ equity.

MEP Drop Down Transaction

On July 1, 2014, the Partnership sold a 12.6% limited partner interest in Midcoast Operating, L.P., or Midcoast Operating, to MEP for $350.0 million in cash, which reduced its total ownership interest in Midcoast Operating from 61% to 48.4%. The difference between the fair value and the carrying value of the interest in Midcoast Operating was recorded as an adjustment to the Partnership’s capital accounts. This noncash adjustment resulted in a reduction of $15.5 million, net of a $9.3 million tax benefit, to the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, with a corresponding reduction to “Capital account adjustments” on our statements of shareholders’ equity.

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

The following table presents the issuances of additional Class A common units by the Partnership for the year presented:

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

During the year ended December 31, 2012, we recorded $22.7 million of “capital account adjustments” with respect to all the Partnership’s Class A common unit issuances. The after-tax effect of this capital account adjustment to our Shareholders’ equity at December 31, 2012 was $14.4 million.

4.    RELATED PARTY TRANSACTIONS

We are a limited partner in the Partnership and, pursuant to a delegation of control agreement among us, the General Partner and the Partnership, assumed the management of the Partnership’s business and affairs. Pursuant to this agreement, we have assumed substantially all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s partnership agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the periods ended December 31, 2014, 2013 and 2012, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements.

5.    INCOME TAXES

Our long-term deferred income tax asset of $73.7 million at December 31, 2014 and liability of $150.8 million at December 31, 2013, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership, our share of the other comprehensive income of the Partnership and the impact of any equity restructuring of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax asset or liability, respectively. Due to the Equity Restructuring and the Partnership’s sale of Midcoast Operating to MEP, we recorded a $232.0 million deferred federal tax benefit which resulted in a net deferred tax asset of $73.7 million. We believe that the deferred tax asset will be realized through deferred tax expense on future equity earnings we receive from the Partnership. Additionally, as of December 31, 2014 and 2013, we had no liability reported for unrecognized tax benefits.

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2014, 2013 and 2012 are presented in the following table. There were no cash payments for income taxes during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate	2.9%	(4.0)%	2.0%

Effective income tax rate	37.9%	31.0%	37.0%

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

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2013, 2012 and 2011.

6.    SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2014	2013	2012
	(in millions)
Operating revenue	$7,964.7	$7,117.1	$6,706.1
Operating expenses	6,878.0	6,676.7	5,812.9

Operating income	$1,086.7	$440.4	$893.2

Net income	$740.0	$160.4	$550.1
Less: Net income attributable to:
Noncontrolling interest	263.3	88.3	57.0
Series 1 preferred unit distributions(1)	90.0	58.2	—
Accretion of discount on Series 1 preferred units(1)	14.9	9.2	—

Net income attributable to Enbridge Energy Partners, L.P.	$371.8	$4.7	$493.1

Less: Net income attributable to the General Partner	153.4	127.4	123.9

Net income (loss) attributable to limited partners(2)	$218.4	$(122.7)	$369.2

Current assets	$955.4	$676.8	$1,087.9

Long-term assets	$16,791.5	$14,224.7	$11,708.9

Current liabilities	$1,915.9	$1,993.4	$1,634.0

Long-term liabilities	$7,101.6	$5,210.7	$5,914.9

Noncontrolling interest	$3,609.0	$1,975.6	$793.5

Partners’ capital	$8,729.4	$7,697.4	$5,247.9

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Discontinued Operations

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. This accounting update is effective for annual and interim periods beginning after December 15, 2014, and is to be applied prospectively. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach the Partnership will apply and the impact that this pronouncement will have on the Partnership’s consolidated financial statements and our financial statements.

Going Concern Uncertainties

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

8.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per share amounts)
2014 Quarters
Net Income (loss)	$7.2	$1.1	$(4.2)	$23.0	$27.1
Net Income (loss) per share, (basic and diluted)	$0.11	$0.02	$(0.06)	$0.34	$0.41

2013 Quarters
Net Income	$(13.8)	$5.9	$(3.1)	$(7.1)	$(18.1)
Net Income (loss) per share, (basic and diluted)	$(0.31)	$0.11	$(0.06)	$(0.11)	$(0.33)

9.    SUBSEQUENT EVENTS

Alberta Clipper Drop Down to the Partnership

On January 2, 2015, the Partnership closed a transaction, or the Drop Down, pursuant to which they acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million issued to its General Partner.

The Class E units are entitled to the same distributions as the Partnership’s Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at its General Partner’s option. The Class E units were not entitled to distributions with respect to the quarter ended December 31, 2014. The Class E units are redeemable at our option after 30 years, if not earlier converted by its General Partner. The Class E units have a liquidation preference equal to their notional value at December 23, 2014 of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average price of the Partnership’s Class A common units as of that date, which was the date on which the Partnership and its General Partner entered into a contribution agreement setting forth the terms of the Drop Down. The Class E units were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended.

Share Distribution

On January 29, 2015, our board of directors declared a share distribution payable on February 13, 2015, to shareholders of record as of February 6, 2015, based on the $0.57 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increased the number of i-units that we own. The number of i-units we received from the Partnership on February 13, 2015 was 1,038,375. The amount of this increase is calculated by dividing $0.57, the cash amount distributed by the Partnership per common unit by $37.50, the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by 68,305,187, the number of shares outstanding on the record date. We distributed an additional 917,024 Listed Shares to our Listed shareholders and 121,351 shares to the General Partner in respect of these additional i-units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Enbridge Management and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that (1) we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act, within the time periods specified by the SEC’s rules and forms and (2) information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, beginning on the second page of Item 8. Financial Statements and Supplementary Data, after the table of contents.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2014.

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

Name	Age	Position
Jeffrey A. Connelly	68	Director and Chairman of the Board
J. Richard Bird	65	Director
J. Herbert England	68	Director
C. Gregory Harper	50	Director and Executive Vice President—Gas Pipelines & Processing
D. Guy Jarvis	51	Director and Executive Vice President—Liquids Pipelines
Mark A. Maki	50	Director and President and Principal Executive Officer
Rebecca B. Roberts	62	Director
Dan A. Westbrook	62	Director
John K. Whelen	55	Director
Stephen J. Neyland	47	Vice President—Finance
Bradley F. Shamla	46	Vice President—Liquids Pipelines, Operations
Cynthia L. Hansen	50	Senior Vice President—Liquids Pipelines, Operations
Noor S. Kaissi	42	Controller
Chris Kaitson	58	Vice President—Law and Assistant Corporate Secretary
Byron C. Neiles	49	Senior Vice President—Major Projects
Jonathan N. Rose	47	Treasurer
Allan M. Schneider	56	Vice President—Regulated Engineering and Operations
Leon A. Zupan	59	Executive Vice President

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

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and for Enbridge Management in October 2012. Until December 2014, Mr. Bird also served as Executive Vice President, Chief Financial Officer and Corporate Development for Enbridge. Pending his retirement from Enbridge by the end of the first quarter of 2015, he is providing advice and support to his successors in these roles. Since 1995, when he joined Enbridge as Vice President and Treasurer, Mr. Bird has held various managerial positions with Enbridge, including Executive Vice President—Liquids Pipelines and Senior Vice President—Corporate Planning and Development. Mr. Bird also served as president of the General Partner from July 2000 to June 2001 and from 2003 to 2008 he held several positions with the General Partner and Enbridge Management, including Director and Vice President and Executive Vice President—Liquids Pipelines, and Group Vice President—Liquids Transportation. Prior to joining Enbridge, Mr. Bird held senior financial executive positions at a number of other public companies.

Through his long career in the energy industry and his financial expertise, Mr. Bird provides significant experience to the Boards of the General Partner and Enbridge Management.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and was appointed as the Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management in July 2012. Mr. England also serves on the Enbridge board of directors, for whom he also is Chairman of the Audit, Finance & Risk Committee, and on the board of directors of FuelCell Energy, Inc. and in 2013, he was appointed to the board of directors of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P., for whom he also serves as Chairman of the Audit, Finance and Risk Committee. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc., a contracting company in southwest Florida, since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd., a fruit beverage manufacturing company. Prior to 1993, Mr. England held various executive positions with John Labatt Limited, a brewing company, and its operating companies, Catelli Inc., a food manufacturing company, and Johanna Dairies Inc., a dairy company.

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions, as well as his service with other public company audit committees.

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of our General Partner and the board of directors of Enbridge Management on January 30, 2014, and he was elected Executive Vice President—Gas Pipelines & Processing of each of the General Partner and Enbridge Management on April 30, 2014. He has been the principal executive office of our General Partner since February 28, 2014. Mr. Harper was also appointed to the board of directors of Midcoast Holdings, L.L.C. on January 30, 2014, and on December 31, 2014, he was elected as President of Midcoast Holdings, L.L.C. Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He has also served on the board of directors of Sprague Operating Resources LLC since October 2013. Prior to joining Enbridge, Mr. Harper served as the Senior Vice President, Midstream for Southwestern Energy since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America for 2013.

Mr. Harper brings to the board insight and in-depth knowledge of our industry. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

D. Guy Jarvis

D. Guy Jarvis was appointed Executive Vice President–Liquids Pipelines and a director of the General Partner and Enbridge Management on March 1, 2014. Mr. Jarvis was appointed President of the Liquids Pipelines division (Enbridge Pipelines Inc.) for Enbridge on March 1, 2014, assuming responsibility for all of Enbridge’s crude oil and liquids pipeline businesses across North America, prior to which from October 2013 to March 2014, he was Chief Commercial Officer, Liquids Pipelines and before which, from September 2011 to October 2013, he served as President of Enbridge Gas Distribution, providing overall leadership to Enbridge Gas Distribution, Canada’s largest natural gas utility, as well as Enbridge Gas New Brunswick, Gazifère and St. Lawrence Gas. Previously at Enbridge Pipelines Inc., Mr. Jarvis served as Senior Vice President, Investor Relations & Enterprise Risk; Senior Vice President, Business Development from March 2008 to October 2010; Vice President, Upstream Development for Enbridge Pipelines Inc.; and Vice President, Gas Services. Mr. Jarvis joined Enbridge in 2000 and brings to the board over a quarter century of experience in the oil and gas business, the bulk of which relates to energy marketing and business development activities.

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Senior Vice President of Midcoast Holdings, L.L.C. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served Midcoast Holdings, L.L.C. as Principal Executive Officer until February, 2014 and previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki joined Enbridge in 1986 and progressed through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Rebecca B. Roberts

Rebecca B. Roberts was elected a director of the General Partner and Enbridge Management in July 2012 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. Ms. Roberts currently serves on the board of directors of MSA, formerly known as Mine Safety Appliances Company, a safety equipment manufacturer and of Black Hills Corporation, a diversified energy company whose non-regulated businesses generates wholesale electricity and produce natural gas, oil and coal and whose utilities businesses serve natural gas and electric customers. From 2006 to 2011, Ms. Roberts was President of Chevron Pipe Line Company. Prior to that, she was President of Chevron Global Power Generation from 2003 to 2006. Ms. Roberts held various other positions within Chevron and its subsidiaries from 1974 to 2003. She also served on the board of Dynegy Energy Company and Dynegy Holdings Inc. from 2006 to 2007.

Ms. Roberts brings to the Board considerable pipeline and energy industry experience because of her service with other companies in the energy sector.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director of SandRidge Energy, Inc. and a director and chairman of the board of Midcoast Holdings, L.L.C., the general partner of Midcoast Energy, L.P., and serves on their Audit Finance and Risk Committee. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. From August 2002 to June 2004, Mr. Westbrook served as director and as chairman of the finance committee of the International School of Beijing. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provides software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

John K. Whelen

John K. Whelen was elected a director of the General Partner and Enbridge Management on October 31, 2014. Mr. Whelen also serves Enbridge as Executive Vice President and Chief Financial Officer since October 15, 2014 and as such leads the financial reporting function, and tax and treasury functions for Enbridge. Prior to this, from July 2014, to October 2014, Mr. Whelen was Senior Vice President, Finance and from April 2011 to July 2014 he was Senior Vice President and Controller. From September 2006 to April 2011, Mr. Whelen was Senior Vice President, Corporate Development for Enbridge. Additionally, Mr. Whelen has served as the chief financial officer, and then president, of Enbridge Income Fund. Mr. Whelen joined Enbridge in 1992 as Manager of Treasury at what has become Enbridge Gas Distribution and has held a series of executive positions during his tenure with Enbridge.

Mr. Whelen brings to our Board his broad experience in capital markets as well as treasury, risk management, corporate planning and development, and financial reporting.

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

Bradley F. Shamla

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

OTHER EXECUTIVE OFFICERS

Cynthia L. Hansen was appointed Senior Vice President—Liquids Pipelines of the General Partner and Enbridge Management effective January 1, 2015. Ms. Hansen also serves Enbridge as Senior Vice President—Operations, Liquids Pipelines since December 2014. Ms. Hansen joined Enbridge in 1999 and previously served Enbridge as Senior Vice President—Enterprise Safety and Operational Reliability from February 2013 to December 2014 prior to which she was Vice President—System Performance & Solutions for Enbridge Pipelines Inc. from July 2012 to January 2013. She was also Vice President Canadian Operations for Enbridge Pipelines Inc. from November 2010 to July 2012 and Vice President Finance from March 2007 to November 2010. Prior to joining Enbridge, Ms. Hansen was a director at PricewaterhouseCoopers.

Noor S. Kaissi was appointed Controller of the General Partner and Enbridge Management in July 2013. Ms. Kaissi also serves as Controller of Midcoast Holdings, L.L.C., general partner of MEP. Ms. Kaissi previously served as Chief Auditor and in other managerial roles of the General Partner with responsibility for financial accounting, internal audit and controls from June 2005.

E. Chris Kaitson was appointed Vice President—Law and Assistant Secretary of the General Partner and Enbridge Management in May 2007. His title was changed to Vice President-Law and Assistant Corporate Secretary in April 2014. Mr. Kaitson also serves as Vice President—Law and Assistant Corporate Secretary of Midcoast Holdings, L.L.C., general partner of MEP. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

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

Jonathan N. Rose was appointed Treasurer of the General Partner and Enbridge Management in 2014. Mr. Rose also serves as Treasurer of Midcoast Holdings, L.L.C., general partner of MEP. Additionally, Mr. Rose serves Enbridge in the role of Director, Treasury since 2014. Mr. Rose’s prior roles with Enbridge include Director, Business Development of Enbridge Pipelines Inc. from April 2010 to March 2014 and Treasurer of the General Partner and Enbridge Management from January 2008 to April 2010. He was previously Assistant Treasurer of the General Partner and Enbridge Management from July 2005 to January 2008. Mr. Rose was also a Director, Finance of Enbridge, a position he held from October 2007 to 2010, prior to which he was Manager, Finance from 2004 to December 2008. Prior to that Mr. Rose was a Vice President with Citigroup Global Corporate and Investment Bank from 2001 to 2004.

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

Leon A. Zupan currently serves the General Partner and Enbridge Management as Executive Vice President —Liquids Pipelines, Operations since April 2014. Previously, from April 2013 to April 2014, he served as Executive Vice President. In April 2013, he resigned as a director and as Executive Vice President—Gas Pipelines of the General Partner and Enbridge Management, positions which he held since April 2012, to accept a new position with Enbridge as Chief Operating Officer of Liquids Pipelines. Prior to April 2012, he had served the General Partner and Enbridge Management as Vice President—Operations since 2004. Prior to May of 2013, he served Enbridge as Senior Vice President—Gas Pipelines, overseeing Enbridge’s U.S. and Canadian gas pipelines businesses from February 2012 to April 2013. Prior to that, Mr. Zupan had served Enbridge as Vice President—Operations since 2004. Mr. Zupan joined Enbridge in 1987 and has experience across a range of businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2014 and were timely made.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 7, 2014.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 17, 2015, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2)	7,594,538	11.1
1100 Louisiana St., Suite 3300
Houston, TX 77002
Kayne Anderson Capital Advisors, L.P.(3)	11,823,311	17.3
1800 Avenue of Stars, Third Floor
Los Angeles, CA 90067
Energy Income Partners, LLC	5,637,422	8.1
49 Riverside Avenue
Westport, CT 06880
Neuberger Berman Group, LLC(4)	3,735,649	5.5
605 Third Avenue
New York, NY 10158
First Trust Portfolios L. P.(5)	3,584,636	5.2
120 East Liberty Drive, Suite 400
Wheaton, Illinois 60187

(1)

As of February 13, 2015, there were 69,343,557 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership’s partnership agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 5.23, or 100%, of our voting shares, which are not Listed Shares.

(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 11,823,311 shares in its amendment to its Schedule 13G, filed January 12, 2015. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(4)

Neuberger Berman Group LLC reported shared voting power as to 3,438,542 shares and shared dispositive power as to 3,735,649 shares in its amendment to its Schedule 13G, filed February 12, 2015. It also reported that its affiliate, Nueberger Berman LLC may also be deemed to be the beneficial owner of such shares.

(5)	First Trust Portfolios L.P. reported shared voting power as to 3,584,636 shares, filed January 14, 2015.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 13, 2015 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the Named Executive Officers, or NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	95,492	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	5,907	*	Class A common units	4,000	*
Terrance L. McGill(4)	Listed Shares	5,092	*	Class A common units	8,000	*
Rebecca B. Roberts	Listed Shares	—	*	Class A common units	4,000	*
Dan A. Westbrook(5)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
Richard Adams	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland	Listed Shares	8,713	*	Class A common units	—	*
Bradley F. Shamla(6)	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (18 persons)	Listed Shares	110,112	*	Class A common units	59,626	*

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.

(3)	The 95,492 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.

(4)	Mr. McGill retired on December 31, 2014 and will no longer be an officer or director of our General Partner.

(5)

Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(6)	The 8,713 Listed Shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

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

For the years ended December 31, 2014, 2013 and 2012, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2014, 2013 and 2012, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 13, 2015, the General Partner owned approximately 8,103,932, or approximately 11.7%, of our Listed Shares and 5.23, or 100%, of our voting shares.

At February 13, 2015, we owned 69,343,562 i-units, representing all of the outstanding i-units and an approximate 14.8% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

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

	For the year ended December 31,
Name and Address of Beneficial Owner	2014	2013
Audit Fees(1)	$99,000	$167,000

Total	$99,000	$167,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements, review of the interim financial statements and our equity offerings.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our Board of Directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2014 and 2013 were approved by the Audit Committee.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

	By:	/s/ MARK A. MAKI
Mark A. Maki
Date: February 18, 2015		(President and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MARK A. MAKI	/s/ C. GREGORY HARPER
Mark A. Maki President, Principal Executive Officer and Director	C. Gregory Harper Executive Vice President—Gas Pipelines & Processing and Director

/s/ D. GUY JARVIS	/s/ J. RICHARD BIRD
D. Guy Jarvis Executive Vice President—Liquids Pipelines and Director	J. Richard Bird Director

/s/ JOHN K. WHELEN	/s/ STEPHEN J. NEYLAND
John K. Whelen Director	Stephen J. Neyland Vice President—Finance (Principal Financial Officer)

/s/ NOOR S. KAISSI	/s/ JEFFREY A. CONNELLY
Noor S. Kaissi Controller	Jeffrey A. Connelly Director

/s/ J. HERBERT ENGLAND	/s/ DAN A. WESTBROOK
J. Herbert England Director	Dan A. Westbrook Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on December 20, 2012).
3.3	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
+10.7	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.35 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
+10.8	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.36 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
+10.9	Executive Employment Agreement between Leon Zupan, as Executive, and Enbridge Inc., dated December 6, 2012, effective August 1, 2012 (incorporated by reference to Exhibit 10.1 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).
10.10	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
10.11	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
+10.12	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of the Partnership’s Annual Report on Form 10-K filed on February 18, 2014).
+10.13	Executive Employment Agreement, entered into March 14, 2014, between D. Guy Jarvis, the Executive, and Enbridge Inc., effective March 1, 2014 (incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed on March 18, 2014).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).

Exhibit Number	Description
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
*99.2	Enbridge Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.