Form 10-Q
period 2015-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2015-05-01
CIK 1173911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 69,343,557 Listed Shares outstanding as of May 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2015.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.”

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for, the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and natural gas liquids, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to which it sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to the Partnership’s tariff rates; (7) changes in laws or regulations to which we or the Partnership are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) permitting at the federal, state, and local levels in regards to the Partnership’s construction of new assets.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risks to the Partnership that also may affect us.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three-month period ended March 31,
	2015	2014
	(unaudited; in millions, except per share amounts)
Equity income from investment in Enbridge Energy Partners, L.P. (Note 1)	$17.5	$11.4

Income before income tax expense	17.5	11.4
Income tax expense	6.7	4.2

Net income	$10.8	$7.2

Net income per share, (basic and diluted)	$0.16	$0.11

Weighted average shares outstanding	68.8	64.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three-month period ended March 31,
	2015	2014
	(unaudited; in millions)
Net income	$10.8	$7.2
Equity in other comprehensive loss of Enbridge Energy Partners, L.P., net of tax benefit of $11.8 million and $5.0 million, respectively	(20.1)	(8.5)

Comprehensive loss	$(9.3)	$(1.3)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three-month period ended March 31,
	2015	2014
	(unaudited; in millions)
Cash provided by operating activities:
Net income	$10.8	$7.2
Adjustments to reconcile net income to net cash in operating activities:
Equity income from investment in Enbridge Energy Partners, L.P.	(17.5)	(11.4)
Changes in operating assets and liabilities:
Due from affiliates	0.2	0.2
Due to affiliates	(0.1)	(0.1)
Deferred income taxes	6.7	4.2
Other	(0.1)	(0.1)

Net cash provided by operating activities	—	—

Cash used in investing activities:

Net cash used in investing activities	—	—

Cash provided by financing activities:

Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	0.7	0.7

Cash and cash equivalents at end of period	$0.7	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2015	December 31, 2014
	(unaudited; in millions)
ASSETS
Cash	$0.7	$0.7
Due from affiliates	—	0.2
Investment in Enbridge Energy Partners, L.P. (Note 2)	532.4	667.1
Deferred income tax asset (Notes 2 and 3)	123.6	73.7

	$656.7	$741.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$—	$0.1

	—	0.1

Commitments and contingencies
Shareholders’ equity
Voting shares-unlimited authorized; 5.23 and 5.15 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Listed shares-unlimited authorized; 69,343,557 and 68,305,182 issued and outstanding at March 31, 2015 and December 31, 2014, respectively (Note 2)	1,321.3	1,358.0
Accumulated deficit	(620.8)	(592.7)
Accumulated other comprehensive loss	(43.8)	(23.7)

	656.7	741.6

	$656.7	$741.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada that we refer to herein as Enbridge. We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2015, our results of operations for the three-month periods ended March 31, 2015 and 2014 and our cash flows for the three-month periods ended March 31, 2015 and 2014. We derived our statements of financial position as of December 31, 2014 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three-month periods ended March 31, 2015 should not be taken as indicative of the results to be expected for the full year. The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these unaudited interim financial statements in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Partnership Incentive and Other Distributions

The General Partner receives distributions through a wholly-owned subsidiary’s ownership of Incentive Distribution Units, or IDUs, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Partnership’s partnership agreement, or the Partnership Agreement. The IDUs entitle the holder thereof to receive 23% of the incremental cash distributions paid by the Partnership in excess of $0.5435 per unit per quarter on its Class A and Class B common units, collectively, the common units, the i-units we own, the Class D Units, and the Class E Units.

In addition, the General Partner receives distributions from the Partnership through its ownership of Preferred Units, Class D units, and Class E units. The Preferred Units are entitled to annual distributions of 7.50% of the issue price, payable quarterly. Class D and Class E units entitle the holders thereof to receive quarterly distributions equity to the amount derived by multiplying the number of Class D and Class E units outstanding by the distribution rate on the Partnership’s common units and i-units.

The effect of distributions to holders of the IDUs, Preferred Units, Class D units, and Class E units are divided among the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units, and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from the investment in Enbridge Energy Partners, L.P.” on our statements of income includes our pro-rata share of these costs every quarter.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three-month period ended March 31, 2015, our equity earnings were reduced by $0.5 million, for our pro-rata share of the allocation needed to cure the capital account deficit of the Class B common units.

2. SHAREHOLDERS’ EQUITY

The Partnership records an adjustment to the carrying value of its book capital accounts for certain changes to its equity structure. We refer to these adjustments as capital account adjustments. We recognize any capital account adjustments recorded by the Partnership to the book capital account it maintains for our i-units by increasing or decreasing our investment in the Partnership and recording a corresponding capital account adjustment directly to “Shareholders’ equity” on our statements of financial position.

The following table presents significant changes in Shareholders’ equity during the three-month period ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
	(in millions)
Listed Shares:
Beginning balance	$1,358.0	$1,603.9
Net proceeds and issuance costs from share issuance	—	—
Capital account adjustments	(75.6)	(0.1)
Share distributions	38.9	34.7

Ending balance	$1,321.3	$1,638.5

Accumulated deficit:
Beginning balance	$(592.7)	$(475.8)
Net income	10.8	7.2
Share distributions	(38.9)	(34.7)

Ending balance	$(620.8)	$(503.3)

Accumulated other comprehensive loss:
Beginning balance	$(23.7)	$(9.0)
Equity in other comprehensive income of the Partnership	(20.1)	(8.5)

Ending balance	$(43.8)	$(17.5)

Total Shareholders’ equity	$656.7	$1,117.7

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the three-month period ended March 31, 2015:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner

January 29, 2015	February 6, 2015	February 13, 2015	$0.5700	$37.50	1,038,375	917,024	121,351

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $38.9 million and $34.7 million during the three-month periods ended March 31, 2015 and 2014, respectively.

Alberta Clipper Drop Down to the Partnership

On January 2, 2015, the Partnership completed a transaction, or the Drop Down, pursuant to which it acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units issued to the General Partner, plus a cash repayment of approximately $306.0 million of indebtedness. The Class E units were issued at a notional value of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average of the Partnership’s Class A common units as of December 31, 2014, which was the date on which the Partnership and the General Partner entered into a contribution agreement setting for the terms of the Drop Down.

The Partnership recorded the issuance of the Class E units at a fair value of $767.7 million, which was $364.0 million higher than the $403.7 million carrying value of the Partnership’s related noncontrolling interest in Alberta Clipper. As a result, the Partnership reduced the carrying values of the Class A and Class B common units, the i-units, and the General Partner interest by $364.0 million on a pro-rata basis. The recording of this noncash transaction reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, by $46.2 million, net of a $27.3 million tax benefit. A corresponding reduction to our Shareholders’ equity was recorded and is reflected under “Capital account adjustments” in the significant changes in Shareholders’ equity table above. The recording of this transaction also reduced the carrying values of both classes of the common units below zero.

As discussed above, the Partnership Agreement requires that such capital account deficits are cured by additional allocations from the capital accounts of the i-units and General Partner on a pro-rata basis. Our pro-rata share of this curing was $29.4 million, net of a $17.3 million tax benefit, which is reflected as an additional reduction to the book basis of our investment in the Partnership. A corresponding reduction to our Shareholders’ equity was recorded and is reflected under “Capital account adjustments” in the significant changes in Shareholders’ equity table above.

3. INCOME TAXES

Our long-term deferred income tax asset of $123.6 million and $73.7 million at March 31, 2015 and December 31, 2014, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership, our share of the other comprehensive income of the Partnership and the impact of any equity restructuring of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax asset or liability, respectively.

We computed our income tax expense for the three-month period ended March 31, 2015 by applying a 38.3% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 3.3%. For the three-month period ended March 31, 2014, our income tax expense was computed by applying a 37.1% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.1%.

As a result of the Partnership’s Drop Down and the issuance of Class E units, we recorded a $44.6 million deferred tax benefit. We believe that our net deferred tax asset will be realized through deferred tax expense on future equity earnings we receive from the Partnership.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three-month period ended March 31,
	2015	2014
	(in millions)
Operating revenue	$1,428.6	$2,079.6
Operating expenses	1,189.0	1,864.9

Operating income	$239.6	$214.7

Net income	$217.8	$155.7
Less: Net income attributable to:
Noncontrolling interest	51.3	36.3
Series 1 preferred unit distributions	22.5	22.5
Accretion of discount on Series 1 preferred units	3.9	3.6

Net income attributable to Enbridge Energy Partners, L.P.	$140.1	$93.3

Less: Net income attributable to the General Partner	54.2	34.4

Net income (loss) attributable to limited partners (1)	$85.9	$58.9

(1)

The Partnership allocates its net income among the holders of Preferred units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 14.6% and 19.5% of the Partnership at March 31, 2015 and 2014, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On April 30, 2015, our board of directors declared a share distribution payable on May 15, 2015, to shareholders of record as of May 8, 2015, based on the $0.57 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At March 31, 2015 and 2014, through our ownership of i-units, we had an approximate 14.6% and 19.5%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to the General Partner and limited partners for the periods presented.

	For the three-month period ended March 31,
	2015	2014
	(in millions)
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$140.1	$93.3
Less: Net income allocated to General Partner, Class E units, Class D units and IDUs (before two-class method)	53.3	35.0

Net income (loss) allocated to Class A and B common units and i-units (before two-class method)	$86.8	$58.3

Our net income of $10.8 million and $7.2 million for the three-month periods ended March 31, 2015 and 2014, respectively, represents equity income attributable to the i-units that we own reduced by deferred income taxes. Deferred income tax expense, or benefit, is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rates of 38.3% and 37.1% for the three-month periods ended March 31, 2015 and 2014, respectively, applied to our share of the earnings or losses of the Partnership for the respective periods.

For the three-month period ended March 31, 2015, our net income increased by $3.6 million compared to the same period in 2014. The net income is primarily attributable to the $6.1 million increase in equity income from the Partnership resulting from the increase in its net income in relation to the same period in 2014. This income was partially offset by $2.5 million of increased income tax expense associated with the increase in our net income. For the three-month period ended March 31, 2015, the Partnership had higher revenues partially offset by higher operating expenses in its Liquids segment as compared to the same period in 2014. The primary driver for the increase in revenues was mainly due to additional assets placed into service.

Impact of Partnership’s Issuance of Class E Units

On January 2, 2015, the Partnership completed the Drop Down, pursuant to which it acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units issued to the General Partner. The Class E units entitle the holder thereof to receive quarterly distributions equal to the amount derived by multiplying the number of Class E units outstanding by the distribution rate on the Partnership’s common units and i-units.

The effect of distributions to the holders of the Class E units, in addition to the IDUs, Preferred Units, and Class D units are divided among the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units, and (3) i-units based on our ownership interest in the Partnership. Our “Equity income (loss) from the investment in Enbridge Energy Partners, L.P.” on our statements of income includes our pro-rata share of these costs every quarter. While we expect that the distributions on the Class E units will reduce our equity income in the Partnership by our pro-rata share of such distributions each quarter, the reduction in equity income will be somewhat offset by a higher share of Alberta Clipper’s earnings to the Partnership from its additional 66.7% interest acquired in the Drop Down.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three-month period ended March 31, 2015, our equity earnings were reduced by $0.5 million, for our pro-rata share of the allocation needed to cure the capital account deficit of the Class B common units. We expect our equity income in the Partnership to be reduced for similar allocations to the common units in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At March 31, 2015, our issued capitalization consisted of $1,321.3 million associated with our 69,343,557 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On April 30, 2015, our board of directors declared a share distribution payable on May 15, 2015, to shareholders of record as of May 8, 2015, based on the $0.57 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4.	Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three-month period ended March 31, 2015.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on our financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 6.	Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Registrant)

Date: May 1, 2015	By:	/s/ Mark A. Maki
Mark A. Maki
President and Principal Executive Officer

Date: May 1, 2015	By:	/s/ Stephen J. Neyland
Stephen J. Neyland
Vice President – Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.