Form 10-Q
period 2015-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2015-07-31
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The Registrant had 70,404,583 Listed Shares outstanding as of July 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2015.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P. (Note 1)	$(92.5)	$1.8	$(75.0)	$13.2
Income (loss) before income tax expense (benefit)	(92.5)	1.8	(75.0)	13.2
Income tax expense (benefit)	(34.4)	0.7	(27.7)	4.9
Net income (loss)	$(58.1)	$1.1	$(47.3)	$8.3
Net income (loss) per share, (basic and diluted)	$(0.83)	$0.02	$(0.68)	$0.13
Weighted average shares outstanding	69.9	65.6	69.4	65.0

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions)
Net income (loss)	$(58.1)	$1.1	$(47.3)	$8.3
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $7.4 million, $(4.8) million, $(4.4) million and $(9.8) million, respectively	12.5	(8.1)	(7.6)	(16.7)
Comprehensive loss	$(45.6)	$(7.0)	$(54.9)	$(8.4)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2015	2014
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$(47.3)	$8.3
Adjustments to reconcile net income (loss) to net cash in operating activities:
Equity loss (income) from investment in Enbridge Energy Partners, L.P.	75.0	(13.2)
Changes in operating assets and liabilities:
Due from affiliates	0.2	—
Due to affiliates	(0.1)	0.1
Deferred income taxes	(27.7)	4.9
Other	—	(0.1)
Net cash provided by operating activities	0.1	—
Cash used in investing activities:
Net cash used in investing activities	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	0.1	—
Cash and cash equivalents at beginning of year	0.7	0.7
Cash and cash equivalents at end of period	$0.8	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2015	December 31, 2014
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.7
Due from affiliates	—	0.2
Investment in Enbridge Energy Partners, L.P. (Note 2)	459.8	667.1
Deferred income tax asset (Notes 2 and 3)	150.5	73.7
	$611.1	$741.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$—	$0.1
	—	0.1
Commitments and contingencies
Shareholders’ equity
Voting shares-unlimited authorized; 5.31 and 5.15 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Listed shares-unlimited authorized; 70,404,583 and 68,305,182 issued and outstanding at June 30, 2015 and December 31, 2014, respectively (Note 2)	1,360.9	1,358.0
Accumulated deficit	(718.5)	(592.7)
Accumulated other comprehensive loss	(31.3)	(23.7)
	611.1	741.6
	$611.1	$741.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada that we refer to herein as Enbridge. We have prepared the accompanying unaudited interim financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014. We derived our statement of financial position as of December 31, 2014 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 should not be taken as indicative of the results to be expected for the full year. The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these unaudited interim financial statements in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Partnership Incentive and Other Distributions

The General Partner receives distributions through a wholly-owned subsidiary’s ownership of Incentive Distribution Units, or IDUs, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Seventh Amended and Restated Agreement of the Limited Partnership of the Partnership dated as of January 2, 2015, or the Partnership Agreement. The IDUs entitle the holder thereof to receive 23% of the incremental cash distributions paid by the Partnership in excess of $0.5435 per unit per quarter on its Class A and Class B common units, collectively, the common units, the i-units we own, the Class D Units, and the Class E Units.

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

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three and six months ended June 30, 2015, our equity earnings were reduced by $38.8 million, net of a $22.9 million tax benefit and $39.1 million, net of a $23.1 million tax benefit, respectively, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

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

The following table presents significant changes in Shareholders’ equity during the six months ended June 30, 2015 and 2014.

	For the six months ended June 30,
	2015	2014
	(in millions)
Listed Shares:
Beginning balance	$1,358.0	$1,603.9
Net proceeds and issuance costs from share issuance	—	—
Capital account adjustments	(75.6)	1.0
Share distributions	78.5	70.0
Ending balance	$1,360.9	$1,674.9
Accumulated deficit:
Beginning balance	$(592.7)	$(475.8)
Net income (loss)	(47.3)	8.3
Share distributions	(78.5)	(70.0)
Ending balance	$(718.5)	$(537.5)
Accumulated other comprehensive loss:
Beginning balance	$(23.7)	$(9.0)
Equity in other comprehensive income of the Partnership	(7.6)	(16.7)
Ending balance	$(31.3)	$(25.7)
Total Shareholders’ equity	$611.1	$1,111.7

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the six months ended June 30, 2015:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
April 30, 2015	May 8, 2015	May 15, 2015	$0.5700	$37.25	1,061,026	937,028	123,998
January 29, 2015	February 6, 2015	February 13, 2015	$0.5700	$37.50	1,038,375	917,024	121,351

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $78.5 million and $70.0 million during the six months ended June 30, 2015 and 2014, respectively.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

2. SHAREHOLDERS’ EQUITY  – (continued)

Alberta Clipper Drop Down to the Partnership

On January 2, 2015, the Partnership completed a transaction, or the Drop Down, pursuant to which it acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from the General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units issued to the General Partner, plus a cash repayment of approximately $306.0 million of indebtedness. The Class E units were issued at a notional value of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average of the Partnership’s Class A common units as of December 31, 2014, which was the date on which the Partnership and the General Partner entered into a contribution agreement setting for the terms of the Drop Down.

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

As discussed above, the Partnership Agreement requires that such capital account deficits are cured by additional allocations from the capital accounts of the i-units and the General Partner on a pro-rata basis. Our pro-rata share of this curing was $29.4 million, net of a $17.3 million tax benefit, which is reflected as an additional reduction to the book basis of our investment in the Partnership. A corresponding reduction to our Shareholders’ equity was recorded and is reflected under “Capital account adjustments” in the significant changes in Shareholders’ equity table above.

3. INCOME TAXES

Our long-term deferred income tax asset of $150.5 million and $73.7 million at June 30, 2015 and December 31, 2014, respectively, results from the deferred income tax expense associated with recording our equity in earnings of the Partnership, our share of the other comprehensive income of the Partnership and the impact of any equity restructuring of the Partnership. The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership, thus resulting in the realization of the long-term deferred income tax asset or liability, respectively.

We computed our income tax expense for the three and six months ended June 30, 2015 by applying a 36.9% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 1.9%. For the three and six months ended June 30, 2014, our income tax expense was computed by applying a 37.1% effective income tax rate to our pre-tax income, which represents the federal statutory rate of 35.0% and the effective state income tax rate of 2.1%.

As a result of the Partnership’s Drop Down and the issuance of Class E units, we recorded a $44.6 million deferred tax benefit. We believe that our net deferred tax asset will be realized through deferred tax expense on future equity earnings we receive from the Partnership.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenue	$1,313.1	$1,871.1	$2,741.7	$3,950.7
Operating expenses	1,322.7	1,690.2	2,511.7	3,555.1
Operating income (loss)	$(9.6)	$180.9	$230.0	$395.6
Net income (loss)	$(60.5)	$112.5	$157.3	$268.2
Less: Net income attributable to:
Noncontrolling interest	10.0	42.4	61.3	78.7
Series 1 preferred unit distributions	22.5	22.5	45.0	45.0
Accretion of discount on Series 1 Preferred Units	4.1	3.7	8.0	7.3
Net income (loss) attributable to Enbridge Energy Partners, L.P.	$(97.1)	$43.9	$43.0	$137.2
Less: Net income attributable to the General Partner	52.3	38.9	106.5	73.3
Net income (loss) attributable to common units and i-units(1)	$(149.4)	$5.0	$(63.5)	$63.9

(1)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 14.7% and 19.8% of the Partnership at June 30, 2015 and 2014, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On July 30, 2015, our board of directors declared a share distribution payable on August 14, 2015, to shareholders of record as of August 7, 2015, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At June 30, 2015 and 2014, through our ownership of i-units, we had an approximate 14.7% and 19.8%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents the Partnership’s allocation of net income and loss to the General Partner and limited partners for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(97.1)	$43.9	$43.0	$137.2
Less: Net income allocated to General Partner, Class E units, Class D units and IDUs (before two-class method)	50.2	34.4	103.5	69.4
Net income (loss) allocated to Class A and B common units and i-units (before two-class method)	$(147.3)	$9.5	$(60.5)	$67.8

Our net loss of $58.1 million and $47.3 million for the three and six months ended June 30, 2015, respectively, and our net income of $1.1 million and $8.3 million for the three and six months ended June 30, 2014, respectively, represent our equity in earnings attributable to the i-units that we own adjusted for deferred income tax expense or benefit. Deferred income tax is calculated based on the difference between the accounting and tax basis of our investment in the Partnership and the combined federal and state income tax rate of 36.9% for the three and six months ended June 30, 2015 and 37.1% for the three and six months ended June 30, 2014, applied to our share of the earnings of the Partnership for the respective periods.

For the three months ended June 30, 2015, our net loss increased by $59.2 million as compared to the net income in the same period in 2014. The net loss for the three months ended June 30, 2015 is primarily attributable to the $94.3 million increase in equity investment losses from the Partnership in relation to the same period in 2014. This decrease in equity in earnings, attributable to the i-units that we own, was partially offset by a $35.1 million increased income tax benefit. This decrease is primarily related to the Partnership’s goodwill impairment for the three months ended June 30, 2015, our share of which was approximately $24.6 million, net of a $14.6 million tax benefit. In addition, for the three months ended June 30, 2015, our equity earnings were reduced by $38.8 million, net of a $22.9 million tax benefit, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

For the six months ended June 30, 2015, our net loss increased by $55.6 million, as compared to the net income in the same period in 2014. The net loss is primarily attributable to the $88.2 million increase in equity investment losses from the Partnership as compared to the same period in 2014. The increase in total equity losses of $88.2 million from our ownership of i-units was partially offset by a $32.6 million increased income tax benefit. Similar to the three months ended June 30, 2015, the increase in net loss is primarily attributable to the Partnership’s goodwill impairment. Partially offsetting the goodwill impairment were the following increases in operating income for the Partnership:

•	Increased operating revenues in its Liquids segment as compared with the same period in 2014, primarily due changes in rates on its Liquids systems. EEP placed $2.7 billion and $0.4 billion of additional assets into service on the Lakehead system in 2014 and through the first half of 2015, respectively; and
•	Decreased accruals for environmental costs in its Liquids segment as compared to the same period in 2014 due to minimal increases to the Line 6B crude oil release in the current year.

Impact of Partnership’s Equity Issuances

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

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three and six months ended June 30, 2015, our equity earnings were reduced by $38.8 million, net of a $22.9 million tax benefit and $39.1 million, net of a $23.1 million tax benefit, respectively, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units. We expect our equity income in the Partnership to be reduced for similar allocations to the common units in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At June 30, 2015, our issued capitalization consisted of $1,360.9 million associated with our 70,404,583 Listed Shares outstanding.

The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

SUBSEQUENT EVENTS

Share Distribution

On July 30, 2015, our board of directors declared a share distribution payable on August 14, 2015, to shareholders of record as of August 7, 2015, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2015.

PART II — OTHER INFORMATION

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

Item 5. Other Information

On July 30, 2015, the Company’s sole voting shareholder entered into Amendment No. 2 to our Amended and Restated Limited Liability Company Agreement. This amendment modifies the director qualification that sets a maximum age at which a director can stand for election or reelection by providing that the affirmative vote of record holders owning a majority of our outstanding voting shares may modify this qualification for a director.

The above description of the Amendment No. 2 is qualified in its entirety by reference to the complete text of such amendment filed as Exhibit 3.1 hereto, which is hereby incorporated herein by reference.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)
Date: July 30, 2015	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer
Date: July 30, 2015	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.