Form 10-Q
period 2015-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2015-10-30
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Registrant had 71,742,552 Listed Shares outstanding as of October 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended September 30, 2015.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P. (Note 1)	$(117.3)	$(6.2)	$(192.3)	$7.0
Income (loss) before income tax benefit (expense)	(117.3)	(6.2)	(192.3)	7.0
Income tax benefit (expense)	(160.5)	2.0	(132.8)	(2.9)
Net income (loss)	$(277.8)	$(4.2)	$(325.1)	$4.1
Net income (loss) per share, (basic and diluted)	$(3.91)	$(0.06)	$(4.65)	$0.06
Weighted average shares outstanding	71.1	66.8	69.9	65.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions)
Net income (loss)	$(277.8)	$(4.2)	$(325.1)	$4.1
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $(10.0) million, $4.0 million, $(14.4) million and $(5.8) million, respectively	(16.5)	7.0	(24.1)	(9.7)
Comprehensive income (loss)	$(294.3)	$2.8	$(349.2)	$(5.6)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2015	2014
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$(325.1)	$4.1
Adjustments to reconcile net income (loss) to net cash in operating activities:
Equity loss (income) from investment in Enbridge Energy Partners, L.P.	192.3	(7.0)
Changes in operating assets and liabilities:
Due from affiliates	0.2	0.2
Due to affiliates	(0.1)	(0.1)
Deferred income taxes	132.8	2.9
Net cash provided by operating activities	0.1	0.1
Cash used in investing activities:
Net cash used in investing activities	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	0.1	0.1
Cash and cash equivalents at beginning of year	0.7	0.7
Cash and cash equivalents at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	September 30, 2015	December 31, 2014
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.7
Due from affiliates	—	0.2
Investment in Enbridge Energy Partners, L.P. (Note 2)	316.1	667.1
Deferred income tax asset (Notes 2 and 3)	—	73.7
	$316.9	$741.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$0.1	$—
Due to affiliates	—	0.1
	0.1	0.1
Commitments and contingencies
Shareholders' equity
Voting shares – unlimited authorized; 5.41 and 5.15 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Listed shares – unlimited authorized; 71,742,552 and 68,305,182 issued and outstanding at September 30, 2015 and December 31, 2014, respectively (Note 2)	1,401.9	1,358.0
Accumulated deficit	(1,037.3)	(592.7)
Accumulated other comprehensive loss	(47.8)	(23.7)
	316.8	741.6
	$316.9	$741.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada that we refer to herein as Enbridge. We have prepared the accompanying unaudited interim financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. We derived our statement of financial position as of December 31, 2014 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 should not be taken as indicative of the results to be expected for the full year. The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, you should also read these unaudited interim financial statements in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

Partnership Incentive and Other Distributions

The General Partner receives distributions from the Partnership through a wholly-owned subsidiary’s ownership of Incentive Distribution Units, or IDUs, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Seventh Amended and Restated Agreement of the Limited Partnership of the Partnership dated as of January 2, 2015, as amended, or the Partnership Agreement. The IDUs entitle the holder thereof to receive 23% of the incremental cash distributions paid by the Partnership in excess of $0.5435 per unit per quarter on its Class A and Class B common units, collectively, the common units, the i-units we own, the Class D Units, and the Class E Units.

In addition, the General Partner receives distributions from the Partnership through its ownership of Preferred Units, Class D units, and Class E units. The Preferred Units are entitled to annual distributions of 7.50% of the issue price, payable quarterly. Class D and Class E units entitle the holders thereof to receive quarterly distributions equal to the amount derived by multiplying the number of Class D and Class E units outstanding by the distribution rate on the Partnership’s common units and i-units.

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

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three and nine months ended September 30, 2015, our equity earnings were reduced by $122.7 million, and $184.9 million, respectively, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

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

The following table presents significant changes in Shareholders’ equity during the nine months ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015	2014
	(in millions)
Listed Shares:
Beginning balance	$1,358.0	$1,603.9
Net proceeds and issuance costs from share issuance	—	—
Capital account adjustments	(75.6)	(389.9)
Share distributions	119.5	106.7
Ending balance	$1,401.9	$1,320.7
Accumulated deficit:
Beginning balance	$(592.7)	$(475.8)
Net income (loss)	(325.1)	4.1
Share distributions	(119.5)	(106.7)
Ending balance	$(1,037.3)	$(578.4)
Accumulated other comprehensive loss:
Beginning balance	$(23.7)	$(9.0)
Equity in other comprehensive income of the Partnership	(24.1)	(9.7)
Ending balance	$(47.8)	$(18.7)
Total Shareholders' equity	$316.8	$723.6

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the nine months ended September 30, 2015:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in millions, except per unit and per share amounts)
July 30, 2015	August 7, 2015	August 14, 2015	$0.5830	$30.68	1,337,969	1,181,605	156,364
April 30, 2015	May 8, 2015	May 15, 2015	$0.5700	$37.25	1,061,026	937,028	123,998
January 29, 2015	February 6, 2015	February 13, 2015	$0.5700	$37.50	1,038,375	917,024	121,351

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $119.5 million and $106.7 million during the nine months ended September 30, 2015 and 2014, respectively.

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

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

As a result of several transactions impacting the Partnership’s equity accounts in 2014, we recognized tax benefits that resulted in a deferred tax asset of $73.7 million as of December 31, 2014. In January 2015, as a result of the Partnership’s Drop Down of their remaining equity investment in Alberta Clipper and the issuance of Class E units, we recorded an additional $44.6 million deferred tax benefit. Further, capital account deficits generated on the Class A and Class B common units in the second and third quarters of 2015 have resulted in equity losses from our investment in the Partnership, which created additional tax benefits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. During the third quarter of 2015, we updated our forecasts and concurrently reevaluated the reversal of our temporary differences. As a result of this revision to our forecast, we determined that Class A and Class B common units would continue to be cured primarily from income allocations of the i-units into the foreseeable future. Thus, the estimates of our future operating income included in the revised forecasts indicated we can no longer conclude that it is more likely than not that the net deferred tax assets will be realized. As a result, we recognized a full valuation allowance on those tax assets as of September 30, 2015. The recognition of the valuation allowance resulted in additional tax expense of $205.0 million for the three months ended September 30, 2015.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

3. INCOME TAXES  – (continued)

The effective income tax rates for the three and nine months ended September 30, 2015 and 2014 are presented in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions)
Income (loss) before income tax benefit (expense)	$(117.3)	$(6.2)	$(192.3)	$7.0
Income tax benefit (expense)	44.5	2.0	72.2	(2.9)
Valuation allowance	(205.0)	—	(205.0)	—
Total income tax benefit (expense)	$(160.5)	$2.0	$(132.8)	$(2.9)
Effective income tax rate	(136.8)%	32.3%	(69.1)%	41.4%

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenue	$1,267.7	$1,942.3	$4,009.4	$5,893.0
Operating expenses	1,012.9	1,701.9	3,524.6	5,257.0
Operating income (loss)	$254.8	$240.4	$484.8	$636.0
Net income (loss)	$184.5	$117.5	$341.8	$385.7
Less: Net income attributable to:
Noncontrolling interest	77.8	70.7	139.1	149.4
Series 1 preferred unit distributions	22.5	22.5	67.5	67.5
Accretion of discount on Series 1 Preferred Units	2.1	3.8	10.1	11.1
Net income (loss) attributable to Enbridge Energy Partners, L.P.	$82.1	$20.5	$125.1	$157.7
Less: Net income attributable to the General Partner	56.0	35.0	162.5	108.2
Net income (loss) attributable to common units and i-units(1)	$26.1	$(14.5)	$(37.4)	$49.5

(1)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 14.8% and 14.9% of the Partnership at September 30, 2015 and 2014, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On October 30, 2015, our board of directors declared a share distribution payable on November 13, 2015, to shareholders of record as of November 6, 2015, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At September 30, 2015 and 2014, through our ownership of i-units, we had an approximate 14.8% and 14.9%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents our results of operations for each of the three and nine months ended September 30, 2015, and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(117.3)	$(6.2)	$(192.3)	$7.0
Income (loss) before income tax benefit (expense)	(117.3)	(6.2)	(192.3)	7.0
Income tax benefit (expense)	(160.5)	2.0	(132.8)	(2.9)
Net income (loss)	$(277.8)	$(4.2)	$(325.1)	$4.1

Our net loss of $277.8 million and $325.1 million for the three and nine months ended September 30, 2015, respectively, and our net loss of $4.2 million and net income $4.1 million for the three and nine months ended September 30, 2014, respectively, represent our equity in earnings attributable to the i-units that we own adjusted for deferred income tax expense or benefit.

For the three months ended September 30, 2015, our net loss increased by $273.6 million as compared to the net loss in the same period in 2014. The net loss for the three months ended September 30, 2015 is primarily attributable to the $111.1 million increase in equity investment losses from the Partnership in relation to the same period in 2014. The current quarter's net loss is primarily related to our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units of $122.7 million. We also recognized a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $205.0 million for the three months ended September 30, 2015. This valuation allowance was a result of our expectation based on our revised forecast that, due to our need to continue to cure the account deficits of the Class A and Class B common units, we will not have sufficient future income to realize our deferred tax assets.

For the nine months ended September 30, 2015, our net loss increased by $329.2 million, as compared to the net income in the same period in 2014. The net loss is primarily attributable to the $199.3 million increase in equity investment losses from the Partnership as compared to the same period in 2014. The current year's net loss is primarily related to our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units of $184.9 million, and the Partnership's goodwill impairment for the nine months ended September 30, 2015, our share of which was approximately $39.2 million. We also recognized a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $205.0 million for the nine months ended nine, as discussed above. Partially offsetting these amounts was the Partnership's increased operating revenues in its Liquids segment as compared with the same period in 2014, primarily due to increased rate revenue for its Liquids systems. EEP placed $2.7 billion and $0.7 billion of additional assets into service on the Lakehead system in 2014 and the first nine months of 2015, respectively.

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

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three and nine months ended September 30, 2015, our equity earnings were reduced by $122.7 million and $184.9 million, respectively, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units. As discussed above, we expect our equity income in the Partnership to be reduced for similar allocations to the common units in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At September 30, 2015, our issued capitalization consisted of $1,401.9 million associated with our 71,742,552 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2015. The number of our shares outstanding including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

SUBSEQUENT EVENTS

Share Distribution

On October 30, 2015, our board of directors declared a share distribution payable on November 13, 2015, to shareholders of record as of November 6, 2015, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2015.

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

Item 5. Other Information

The Indemnification Agreement is qualified in its entirety by reference to the complete text of such amendment filed as Exhibit 10.1 hereto, which is hereby incorporated herein by reference.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)
Date: October 30, 2015	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer
Date: October 30, 2015	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
10.1	Form of Indemnification Agreement by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q, filed on October 30, 2015).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.