Form 10-K
period 2015-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2016-02-17
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $2,004,715,746 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 12, 2016, the registrant has 75,911,415 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2015

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

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, which we refer to as the Partnership’s 10-K, for a discussion of risks to the Partnership that also may affect us.

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

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which, together with the Class B common units, we refer to as common units. On July 1, 2014, the Partnership entered into an equity restructuring transaction, whereby they issued two new classes of limited partner interests designated as Class D units and Incentive Distribution Units, or IDUs. Furthermore, on January 2, 2015, the Partnership closed a transaction pursuant to which they acquired the remaining interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner whereby they issued another new class of limited partner interests designated as Class E units. For more information on these two transactions, see Part II. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations — “Equity Restructuring” and — “Alberta Clipper Drop Down to the Partnership,” respectively.

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

As of December 31, 2015 and 2014, we owned an approximate 15.1% and 15.0% outstanding ownership interest of the Partnership, respectively. At December 31, 2015, the General Partner owned 5.53 of our voting shares, which represents 100% of our voting shares, as well as 8,564,640 of our Listed Shares, which represents 11.7% of our Listed Shares. The remaining 64,721,094 of our Listed Shares were held by the public, which represents 88.3% of our Listed Shares. Our performance depends entirely on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

On October 17, 2002, we became a limited partner of the Partnership and, pursuant to a delegation of control agreement, assumed the management of the Partnership’s business and affairs. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s agreement of limited partnership, or Partnership Agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

Under its Partnership Agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and limited partners on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership Agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes cash distributions to the General Partner and holders limited partner units other than the i-units, the number of i-units we own increases automatically under the Partnership Agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period immediately preceding the ex-dividend date for our shares. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

The Partnership recognizes the delegation of rights and powers to us, and indemnifies and protects us, our officers and our directors to the same extent as it does with respect to the General Partner under the Partnership Agreement. In addition, the Partnership reimburses us for expenses to the same extent as it does with respect to the General Partner under the Partnership Agreement and reimburses us for any Texas franchise taxes and any other foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and us.

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

EMPLOYEES

We have no employees. We have entered into agreements with the General Partner and several of its affiliates to provide us with the necessary services and support personnel, who act on our behalf as our agents.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website at http://www.enbridgemanagement.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

Item 1A. Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our results of operations, financial condition and cash flows depend on the results of operations, financial condition and cash flows of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our results of operations, financial condition and cash flows and could cause our actual results to differ from the forward-looking statements herein. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition, the fraction of a share to be issued in each quarterly distribution on our outstanding shares is based on the average closing price of our shares for the 10-day trading period immediately preceding the ex-dividend date for our Listed Shares. Because the market price of our Listed Shares may vary substantially over time, the value of the additional shares that we distribute to our shareholders may vary substantially from the cash that they would have received had they owned common units of the Partnership instead of our Listed Shares.

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

Additionally, the public sale by the General Partner of a significant portion of the Class B common units, Class D units or Class E units that it currently owns could reduce the market price of the Class A common units and, indirectly, the market price of our shares. The Partnership Agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or one of its affiliates. A public sale of the Class B common units, Class D units or Class E units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its Class B common units, Class D units or Class E units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the market for our shares.

Furthermore, the public sale by the Partnership of Series 1 Preferred Units, or Preferred Units, may reduce the available cash for payment of distributions to common unit holders, as Preferred Units have preferential rights to distributions prior to the holders of Class A common units, Class B common units and i-units. Through the quarter ending June 30, 2018, the quarterly distributions will not be payable on the Preferred Units and instead will accrue and accumulate. The accrued amounts will be paid in equal amounts over a twelve-quarter period beginning with the first quarter of 2019; provided that the Partnership, at the General Partner’s sole discretion, may from time to time pay all or any portion of the payment deferral prior to the scheduled payment date. Thereafter, the distributions will be paid in cash on a quarterly basis. To the extent that the Partnership does not pay in full any distribution on the Preferred Units, the unpaid amount will accrue and accumulate until it is paid in full, and no distributions may be made on the common units during that time. This could cause the market price of the Partnership’s common units to reduce and, indirectly, the market price of our shares.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of the Partnership, we may be unable to pay those liabilities and the value of our shares could decline.

Under the delegation of control agreement, the General Partner has delegated to us management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner under the Partnership Agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the United States federal securities laws, for which indemnification may be against public policy.

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

Under the provisions of our limited liability company agreement and the Partnership Agreement, if the Partnership were to be treated as a corporation for United States federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the United States Internal Revenue Service, or IRS, that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such an event, our shareholders would receive common units or other securities substantially similar to the common units in exchange for their shares.

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

A person or group owning 20% or more of the aggregate number of the Partnership’s issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote the common units or shares, which could reduce the possibility that they would receive a premium for their shares in a hostile takeover.

A person or group owning 20% or more of the aggregate number of the Partnership’s issued and outstanding common units and our shares, other than Enbridge and its affiliates, may not vote its common units or shares, which could reduce the possibility that they would receive a premium for their shares in a hostile takeover. This limitation may:

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

These and similar provisions in our limited liability company agreement may restrict the remedies available to our shareholders for actions taken by our board of directors that might otherwise constitute a breach of a fiduciary duty. The Partnership Agreement contains similar provisions that modify the fiduciary duties that the board of directors of the General Partner would otherwise owe to the Partnership’s unitholders under state fiduciary duty law. As the delegate of the General Partner, these provisions apply to our directors and officers in managing the business and affairs of the Partnership.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2015 Quarters
High	$39.62	$37.76	$33.28	$28.98
Low	$34.07	$32.45	$22.27	$19.11
2014 Quarters
High	$30.82	$35.35	$38.94	$40.86
Low	$26.17	$27.70	$31.86	$30.82

On February 12, 2016, the last reported sales price of the Listed Shares on the NYSE was $15.31. As of January 22, 2016, there were approximately 32 registered holders of our Listed Shares. The holders of record do not include unitholders whose units are held in trust by other entities.

Distributions.  Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our Listed Shares in cash, but instead make distributions on our Listed Shares in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average market price of a Listed Share determined for the 10 trading day period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares.

The following table sets forth the details regarding our share distributions, approved by our board of directors for the years ended December 31, 2015 and 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2015
October 30	November 6	November 13	$0.58300	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.58300	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.57000	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.57000	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108
					4,562,088	4,028,933	533,155

In 2015 and 2014, we had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $161.3 million and $144.0 million, respectively.

On January 29, 2016, our board of directors declared a share distribution payable on February 12, 2016, to shareholders of record as of February 5, 2016, based on the $0.5830 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 12, 2016 was 2,625,681.

The total i-units distributed to us was computed by dividing $0.5830, the cash amount distributed per common unit, by $16.27, the average closing price of the Listed Shares on the NYSE for the 10-day trading period immediately prior to the ex-dividend date, multiplied by 73,285,739, the number of shares outstanding prior to the distribution. We distributed additional Listed Shares to the holders of our Listed Shares and additional voting shares to the General Partner in respect of these additional i-units.

Item 6. Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(379.7)	$43.7	$(26.3)	$50.5	$72.3
Income tax benefit (expense)	(132.7)	(16.6)	8.2	(18.7)	(26.8)
Net income (loss)	$(512.4)	$27.1	$(18.1)	$31.8	$45.5
Basic and diluted earnings (loss) per share	$(7.26)	$0.41	$(0.33)	$0.80	$1.24
Weighted average shares outstanding	70.6	66.1	54.2	39.9	36.6
Equivalent distribution value per share(1)	$2.3060	$2.1970	$2.1740	$2.1520	$2.0925
Number of additional shares distributed	4.98	4.56	3.77	2.63	2.42
Total assets at December 31	$133.3	$741.7	$1,270.8	$747.3	$674.8

(1)	Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 3. Shareholders’ Equity to our financial statements included in this Annual Report on Form 10-K, we receive distributions of additional i-units rather than cash.

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

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from the Partnership attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. Through our ownership of the i-units, we had an approximate 15.1%, 15.0% and 16.7% outstanding ownership interest in the Partnership as of December 31, 2015, 2014 and 2013, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

The following table presents our results of operations for the periods presented:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income (loss) from investment in Enbridge Energy Partners, L.P.	$(379.7)	$43.7	$(26.3)
Income (loss) before income tax benefit (expense)	(379.7)	43.7	(26.3)
Income tax benefit (expense)	(132.7)	(16.6)	8.2
Net income (loss)	$(512.4)	$27.1	$(18.1)

Our net loss of $512.4 million, net income of $27.1 million and net loss of $18.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, represents equity in earnings and losses attributable to the i-units that we own adjusted for deferred income tax expense or benefit.

Year ended December 31, 2015 compared with year ended December 31, 2014

For the year ended December 31, 2015, our equity income (loss) from investment in the Partnership decreased by $423.4 million as compared to the year ended December 31, 2014. The decrease was primarily due to our pre-tax pro-rata share of the allocation needed to cure the capital account deficits of the Partnership’s Class A and Class B common units of $362.3 million. In addition, allocations of income to the Partnership’s Class D units, Class E units, and incentive distribution units increased due to increases in distributions to these limited partner interests. Our share of the remaining net income attributable to the Partnership’s common units and i-units was impacted by goodwill impairment and lower operating income in the natural gas business of the Partnership for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

For the year ended December 31, 2015, our income tax expense increased by $116.1 million as compared to the year ended 2014. The increase was primarily due to the recognition of a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $274.8 million for the year ended December 31, 2015. The valuation allowance expense was partially offset by tax benefits relating to our increased equity losses from the Partnership as compared with 2014.

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

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the year ended December 31, 2015, our equity earnings were reduced by $226.8 million, net of a $135.5 million tax benefit for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units. We expect our equity income in the Partnership to be reduced for similar allocations to the common units in future periods.

Year ended December 31, 2014 compared with year ended December 31, 2013

For the year ended December 31, 2014, our net income increased by $45.2 million resulting in a net income of $27.1 million as compared to net loss of $18.1 million in the same period in 2013. The net income is primarily attributable to the $70.0 million increase in equity income from investment in the Partnership compared to the same period in 2013.

During the year ended December 31, 2014, the increase in our equity income as compared with 2013 was primarily due to increases in the Partnership’s net income, which was a result of increased operating revenues due to higher rates and increased volumes on the Partnership’s liquids systems. During 2014, the Partnership completed and placed into service $2.7 billion in major projects on its Lakehead system.

The increases to equity income from the investment in the Partnership, after tax, listed above were partially offset by increased power costs in the Partnership’s Liquids segment, increased depreciation expense as compared to 2013, due to additional assets placed into service and reduced income available to us from the Partnership as a result of increased distributions to the Partnership’s Preferred Units.

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

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At December 31, 2015, our issued capitalization consisted of $1,443.8 million associated with our 73,285,734 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2015. The number of our shares outstanding including the voting shares owned by the General Partner will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

SUBSEQUENT EVENTS

Share Distribution

On January 29, 2016, our board of directors declared a share distribution payable on February 12, 2016, to shareholders of record as of February 5, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 12, 2016 was 2,625,681. The amount of this increase is calculated by dividing $0.5830, the cash amount distributed by the Partnership per common unit by $16.27, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 73,285,739, the number of shares outstanding on the record date. We distributed an additional 2,318,827 Listed Shares to our Listed shareholders and 306,854 shares to the General Partner in respect of these additional i-units.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which we refer to as GAAP. The preparation of these financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on the financial statements resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership interest in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership, and us. We record our share of earnings of the Partnership in the period in which it is earned after the Partnership’s net income is adjusted for preferred distributions and then using the two-class method in accordance with applicable authoritative accounting guidance. At December 31, 2015 and 2014, we owned approximately 15.1% and 15.0% of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

The distributable amount of the Class D Units, Class E Units and IDUs are divided among the Partnership’s limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership as set forth in the Partnership Agreement. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs every quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach the Partnership will apply and the impact that this pronouncement will have on the Partnership’s consolidated financial statements and our financial statements.

Going Concern Uncertainties

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting update is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which addresses concerns about the current accounting for consolidation of certain legal entities. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to certain entities from applying the variable interest entity, or VIE guidance. Among other things, the amended standard revised the consolidation model and certain guidance for limited partnerships, which included the elimination of the presumption that a general partner should consolidate a limited partnership and the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, and the new standard may be adopted either retrospectively or using a modified retrospective approach. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2015 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2016

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(379.7)	$43.7	$(26.3)
Income (loss) before income tax benefit (expense)	(379.7)	43.7	(26.3)
Income tax benefit (expense) (Note 5)	(132.7)	(16.6)	8.2
Net income (loss)	$(512.4)	$27.1	$(18.1)
Net income (loss) per share, basic and diluted	$(7.26)	$0.41	$(0.33)
Weighted average shares outstanding	70.6	66.1	54.2

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income (loss)	$(512.4)	$27.1	$(18.1)
Equity in other comprehensive income (loss) of Enbridge Energy Partners,
L.P., net of tax expense (benefit) of $(14.2), $(8.8) and $15.1, respectively	(20.4)	(14.7)	25.6
Comprehensive income (loss)	$(532.8)	$12.4	$7.5

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Cash provided by operating activities:
Net income (loss)	$(512.4)	$27.1	$(18.1)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	379.7	(43.7)	26.3
Changes in operating assets and liabilities, net of cash acquired:
Due from affiliates	0.2	0.1	—
Due to affiliates	(0.1)	(0.1)	—
Deferred income taxes (Note 5)	132.7	16.6	(8.2)
Accounts payable and accrued liabilities	—	—	0.7
Other	—	—	(0.1)
Net cash provided by operating activities	0.1	—	0.6
Cash used in investing activities:
Investment in Enbridge Energy Partners, L.P.	—	—	(508.5)
Net cash used in investing activities	—	—	(508.5)
Cash provided by financing activities:
Net proceeds from share issuance (Note 3)	—	—	508.5
Net cash provided by financing activities	—	—	508.5
Net increase in cash and cash equivalents	0.1	—	0.6
Cash and cash equivalents at beginning of year	0.7	0.7	0.1
Cash and cash equivalents at end of period	$0.8	$0.7	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF FINANCIAL POSITION

	December 31,
	2015	2014
	(in millions)
ASSETS
Cash	$0.8	$0.7
Due from affiliates	—	0.2
Investment in Enbridge Energy Partners, L.P. (Note 3)	132.5	667.1
Deferred income tax asset (Note 5)	—	73.7
	$133.3	$741.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$—	$—
Due to affiliates	—	0.1
	—	0.1
Commitments and contingencies
Shareholders' equity:
Voting shares – unlimited authorized; 5.53 and 5.15 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Listed shares – unlimited authorized; 73,285,734 and 68,305,182 issued and outstanding at December 31, 2015 and December 31, 2014, respectively (Note 3)	1,443.8	1,358.0
Accumulated deficit	(1,266.4)	(592.7)
Accumulated other comprehensive loss	(44.1)	(23.7)
	133.3	741.6
	$133.3	$741.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF SHAREHOLDERS' EQUITY

	For the year ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting Shares
Beginning balance	5.15	$—	4.81	$—	4.48	$—
Share distributions (Note 3)	0.38	—	0.34	—	0.33	—
Ending balance	5.53	—	5.15	—	4.81	—
Listed Shares
Beginning balance	68,305,182	1,358.0	63,743,094	1,603.9	41,198,420	981.7
Net proceeds and issuance costs from share issuance (Note 3)	—	—	—	—	—	508.5
Capital account adjustments (Note 3)	—	(75.5)	—	(389.9)	—	(0.1)
Share distributions (Note 3)	4,980,552	161.3	4,562,088	144.0	22,544,674	113.8
Ending balance	73,285,734	1,443.8	68,305,182	1,358.0	63,743,094	1,603.9
Accumulated deficit
Beginning balance		(592.7)		(475.8)		(343.9)
Net income (loss)		(512.4)		27.1		(18.1)
Share distributions (Note 3)		(161.3)		(144.0)		(113.8)
Ending balance		(1,266.4)		(592.7)		(475.8)
Accumulated other comprehensive loss
Beginning balance		(23.7)		(9.0)		(34.6)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.		(20.4)		(14.7)		25.6
Ending balance		(44.1)		(23.7)		(9.0)
Total Shareholders’ equity		$133.3		$741.6		$1,119.1

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

Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy transportation and distribution company based in Calgary, Alberta, Canada, that we refer to herein as Enbridge. The General Partner owns 5.53 voting shares, which is 100% of our voting shares, as well as 8,564,640 Listed Shares, which is 11.7% of our Listed Shares. The remaining 64,721,094 Listed Shares, which is 88.3% of our Listed Shares, were held by the public at December 31, 2015.

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

Accounting for Investment in the Partnership

We use the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. Our share of earnings of the Partnership is recorded in the period in which it is earned after the Partnership’s net income is adjusted for preferred distributions and then using the two-class method. As of December 31, 2015 and 2014, we owned approximately 15.1% and 15.0% of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

The effect of distributions to holders of the Partnership’s Preferred Units, Class D Units, Class E Units and IDUs are divided among the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units and (3) i-units based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs every quarter.

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

The limited Partnership Agreement of the Partnership does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits are brought to zero, or “cured” by additional allocations from the positive capital accounts of the common units, i-units and General Partner, generally on a pro-rata basis. Our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income from the Partnership is adjusted for our pro-rata share of such reallocations.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Comprehensive Income

Comprehensive income differs from net income due to the equity in other comprehensive income or loss of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, some of which are qualified cash flow hedges under the applicable authoritative accounting guidance for derivative activities. As such, changes in the fair market value of the Partnership’s derivative financial instruments produce fluctuations in our comprehensive income, which is reflected as equity in other comprehensive income or loss of the Partnership.

3. SHAREHOLDERS’ EQUITY

Share Distributions

Our authorized capital structure consists of two classes of interests: (1) Listed Shares, which represent limited liability company interests with limited voting rights, and (2) voting shares, which represent limited liability company interests with full voting rights, all voting shares of which are held by the General Partner.

We make share distributions on a quarterly basis at the same time that the Partnership declares and makes cash distributions to the General Partner and limited partner interests other than the i-units. We do not receive cash distributions on the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes cash distributions to the General Partner and other limited partner interests, we receive additional i-units under the terms of the Partnership Agreement. The amount of the additional i-units we receive is calculated by dividing the amount of the per unit cash distribution paid by the Partnership on each of its Class A and B common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading-day period ending on the trading day immediately prior to the ex-dividend date for our shares multiplied by the number of shares outstanding on the record date. We concurrently distribute additional shares to our shareholders that are equivalent in number to the additional i-units we receive from the Partnership. As a result, the number of our outstanding shares is equal to the number of i-units that we own in the Partnership.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

3. SHAREHOLDERS’ EQUITY  – (continued)

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2015, 2014 and 2013.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares distributed to Public	Shares distributed to General Partner
2015
October 30	November 6	November 13	$0.58300	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.58300	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.57000	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.57000	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108
					4,562,088	4,028,933	533,155
2013
October 31	November 7	November 14	$0.54350	$29.25	1,162,989	1,027,074	135,915
July 29	August 7	August 14	$0.54350	$31.85	908,499	785,809	122,690
April 30	May 8	May 15	$0.54350	$29.50	963,274	833,187	130,087
January 30	February 7	February 14	$0.54350	$30.45	735,227	611,430	123,797
					3,769,989	3,257,500	512,489

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $161.3 million, $144.0 million and $113.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

3. SHAREHOLDERS’ EQUITY  – (continued)

The following table presents our issuances of additional Listed Shares in 2013. There were no share issuances in 2014 or 2015.

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

Partnership Preferred Unit Issuance

On May 7, 2013, the Partnership sold to the General Partner 48,000,000 Preferred Units, representing limited partner interests in the Partnership for proceeds of approximately $1.2 billion. On July 30, the Partnership amended its Partnership Agreement to extend the deferral of distribution payments, to extend the rate reset pricing date, and to defer the conversion option date.

The Preferred Units are entitled to annual cash distributions, payable quarterly. After the amendments discussed above, however, during the first full twenty quarters ending June 30, 2018, the cash distributions will accrue and accumulate. These amounts will be paid beginning the first quarter of 2019 in equal amounts over a twelve-month period; provided that the Partnership, at the General Partner’s sole discretion, may from time to time pay all or any portion of the payment deferral prior to the scheduled payment date. On or after June 1, 2018, at the sole option of the holder of the Preferred Units, the Preferred Units may be converted into the Partnership’s Class A common units.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

3. SHAREHOLDERS’ EQUITY  – (continued)

Partnership Equity and Curing Transactions

Partnership Equity Restructuring

Prior to July 1, 2014, the General Partner received incremental incentive cash distributions related to its incentive distribution rights, or Previous IDRs, on the portion of cash distributions that exceeded certain target thresholds on a per unit basis under the Partnership Agreement. The incentive distributions payable to the General Partner were 13%, 23% and 48% of all quarterly distributions of available cash that exceeded target levels of $0.295, $0.35 and $0.495 per limited partner unit, respectively. The net income attributed to the Previous IDRs was equivalent to the amount of the incentive cash distributions.

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

Alberta Clipper Drop Down to the Partnership

On January 2, 2015, the Partnership completed a transaction, or the Drop Down, pursuant to which it acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from the General Partner. The consideration consisted of 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million issued to the General Partner, plus a cash repayment of approximately $306.0 million of indebtedness.

The Class E units are entitled to the same distributions as the Partnership’s Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at its General Partner’s option. The Class E units were not entitled to distributions with respect to the quarter ended December 31, 2014. The Class E units are redeemable at our option after 30 years, if not earlier converted by the General Partner. The Class E units

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

3. SHAREHOLDERS’ EQUITY  – (continued)

have a liquidation preference equal to their notional value of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average of the Partnership’s Class A common units as of December 23, 2014, which was the date on which the Partnership and its General Partner entered into a contribution agreement setting for the terms of the Drop Down. The Class E units were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended.

The Partnership recorded the issuance of the Class E units at a fair value of $767.7 million, which was $364.0 million higher than the $403.7 million carrying value of the Partnership’s related noncontrolling interest in Alberta Clipper. As a result, the Partnership reduced the carrying values of the Class A and Class B common units, the i-units, and the General Partner interest by $364.0 million on a pro-rata basis. The recording of this noncash transaction reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, by $46.2 million, net of a $27.3 million tax benefit. A corresponding reduction to our “Shareholders’ equity” was recorded and is reflected under “Capital account adjustments” in the significant changes in the statements of shareholders' equity. The recording of this transaction also reduced the carrying values of both classes of the common units below zero.

As discussed above, the Partnership Agreement requires that such capital account deficits are cured by additional allocations from the capital accounts of the i-units and the General Partner on a pro-rata basis. Our pro-rata share of this curing as a result of the Drop Down, was $29.4 million, net of a $17.3 million tax benefit, which is reflected as an additional reduction to the book basis of our investment in the Partnership, with a corresponding reduction to our “Shareholders’ equity.”

Additional Curing

For the year ended December 31, 2015, our equity income from the Partnership was further adjusted for our pro-rata share of the reallocations to the Class A and Class B common units to cure their capital account deficits throughout the year. For the year ended December 31, 2015, our equity earnings were reduced by $226.8 million, net of $135.5 million tax benefit, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

4. RELATED PARTY TRANSACTIONS

We are a limited partner in the Partnership and, pursuant to a delegation of control agreement among us, the General Partner and the Partnership, we have assumed substantially all of the General Partner’s power and authority to manage the business and affairs of the Partnership and its subsidiaries. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s limited Partnership Agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS  – (continued)

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the years ended December 31, 2015, 2014 and 2013, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements and were immaterial.

5. INCOME TAXES

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

During the third quarter of 2015, we updated our forecasts and concurrently reevaluated the reversal of our temporary difference related to the investment in EEP. As a result of this revision to our forecast, we determined that Class A and Class B common units would continue to be cured primarily from income allocations of the i-units into the foreseeable future. Thus, the estimates of our future operating income included in the revised forecasts indicated we can no longer conclude that it is more likely than not that the net deferred tax assets will be realized. As a result, we recognized a full valuation allowance on the net deferred tax asset during the third quarter of 2015. The recognition of the valuation allowance resulted in additional tax expense of $274.8 million for the year ended December 31, 2015. We have considered our disclosure of the valuation allowance as shown in the effective rate reconciliation as compared to the table of deferred taxes, and noted that this is consistent with our application of the intraperiod allocation of the valuation allowance between the loss in continuing operations and other comprehensive income.

The tax effects of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	December 31,
	2015	2014
	(in millions)
Investment in Partnership	$273.6	$73.7
Valuation allowance on investment in Partnership	(273.6)	—
Net deferred tax asset (liability)	$—	$73.7

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2015, 2014 and 2013 are presented in the following table. There were no cash payments for income taxes during the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Income (loss) before income tax benefit (expense)	$(379.7)	$43.7	$(26.3)
Federal Income tax benefit (expense)	132.9	(15.3)	9.2
State Income tax benefit (expense)	9.2	(1.3)	(1.0)
Valuation allowance	(274.8)	—	—
Total income tax benefit (expense)	$(132.7)	$(16.6)	$8.2
Effective income tax rate	(34.9)%	37.9%	31.0%

For the year ended December 31, 2015, the effective income tax rate is negative as we had tax expense on a pre-tax book loss. The tax expense is a result of the valuation allowance as noted above, which resulted in a tax expense instead of a tax benefit on the pre-tax book loss for the year ended December 31, 2015.

For the year ended December 31, 2013, the state income tax expense is positive due to an increase in the effective state income tax rate. The increased tax rate, when applied to our temporary differences (differences between financial reporting and tax basis of our assets/liabilities), caused us to record state tax expense for the current period rather than the tax recovery that would be expected because of the pre-tax book loss we recorded for the current period.

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2014, 2013 and 2012.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

6. SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The Partnership is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Operating revenue	$5,146.1	$7,964.7	$7,117.1
Operating expenses	4,464.5	6,878.0	6,676.7
Operating income	$681.6	$1,086.7	$440.4
Net income	$454.3	$740.0	$160.4
Less: Net income attributable to:
Noncontrolling interest	221.1	263.3	88.3
Series 1 preferred unit distributions	90.0	90.0	58.2
Accretion of discount on Series 1 preferred units	11.2	14.9	9.2
Net income attributable to Enbridge Energy Partners, L.P.	$132.0	$371.8	$4.7
Less: Net income attributable to the General Partner	216.8	153.4	127.4
Net income (loss) attributable to limited partners(1)	$(84.8)	$218.4	$(122.7)
Current assets	$556.3	$955.4	$676.8
Long-term assets	$18,259.5	$16,791.5	$14,224.7
Current liabilities	$1,590.3	$1,915.9	$1,993.4
Long-term liabilities	$8,313.4	$7,101.6	$5,210.7
Noncontrolling interest	$3,944.5	$3,609.0	$1,975.6
Partners’ capital	$8,912.1	$8,729.4	$7,697.4

(1)	The Partnership allocates its net income among the Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, including any incentive distribution rights embedded in the general partner interest, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in its Partnership Agreement.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach the Partnership will apply and the impact that this pronouncement will have on the Partnership’s consolidated financial statements and our financial statements.

Going Concern Uncertainties

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting update is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which addresses concerns about the current accounting for consolidation of certain legal entities. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to certain entities from applying the variable interest entity, or VIE guidance. Among other things, the amended standard revised the consolidation model and certain guidance for limited partnerships, which included the elimination of the presumption that a general partner should consolidate a limited partnership and the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, and the new standard may be adopted either retrospectively or using a modified retrospective approach. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

8. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per share amounts)
2015 Quarters
Net Income (loss)	$10.8	$(58.1)	$(277.8)	$(187.3)	$(512.4)
Net Income (loss) per share, (basic and diluted)	$0.16	$(0.83)	$(3.91)	$(2.58)	$(7.26)
2014 Quarters
Net Income (loss)	$7.2	$1.1	$(4.2)	$23.0	$27.1
Net Income (loss) per share, (basic and diluted)	$0.11	$0.02	$(0.06)	$0.34	$0.41

9. SUBSEQUENT EVENTS

Share Distribution

On January 29, 2016, our board of directors declared a share distribution payable on February 12, 2016, to shareholders of record as of February 5, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 12, 2016 was 2,625,681. The amount of this increase is calculated by dividing $0.5830, the cash amount distributed by the Partnership per common unit by $16.27, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 73,285,739, the number of shares outstanding on the record date. We distributed an additional 2,318,827 Listed Shares to our Listed shareholders and 306,854 shares to the General Partner in respect of these additional i-units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, beginning on the second page of Item 8. Financial Statements and Supplementary Data, after the table of contents.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a delegation of control agreement among us, the General Partner and the Partnership. All directors of the General Partner are elected annually and may be removed by Enbridge (U.S.) Inc., as the sole shareholder of the General Partner, an indirect and wholly owned subsidiary of Enbridge. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the boards of directors of the General Partner and Enbridge Management, respectively. All directors and officers of the General Partner hold identical positions in Enbridge Management.

Name	Age	Position
Jeffrey A. Connelly	69	Director and Chairman of the Board
J. Richard Bird	66	Director
J. Herbert England	69	Director
C. Gregory Harper	51	Director and Executive Vice President — Gas Pipelines & Processing
D. Guy Jarvis	52	Director and Executive Vice President — Liquids Pipelines
Mark A. Maki	51	Director and President and Principal Executive Officer
Dan A. Westbrook	63	Director
John K. Whelen	56	Director
E. Chris Kaitson	59	Vice President — Law and Assistant Corporate Secretary
Stephen J. Neyland	48	Vice President — Finance
Bradley F. Shamla	47	Vice President — Liquids Pipelines, Operations
Leo J. Golden	49	Vice President — Major Projects
Cynthia L. Hansen	51	Senior Vice President — Liquids Pipelines, Operations
Noor S. Kaissi	43	Controller
Jonathan N. Rose	48	Treasurer
Allan M. Schneider	57	Vice President, Regulated Engineering and Operations
Leon A. Zupan	60	Executive Vice President — Liquids Pipelines, Operations

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

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and for Enbridge Management in October 2012. He retired from Enbridge in early 2015, having served as Executive Vice President, Chief Financial Officer and Corporate Development, and various other roles, including: Executive Vice President Liquids Pipelines, Senior Vice President Corporate Planning and Development, and Vice President and Treasurer during his tenure with Enbridge which began in 1995. Mr. Bird serves on the Board of Directors or Trustees of Enbridge Pipelines Inc., Enbridge Income Fund Holdings Inc., Gaz Metro Inc. and Bird Construction Company Inc. He is a member of the Board of Directors of the Alberta Investment Management Company and chairman of its audit committee. Mr. Bird is also a member of the Investment Committee of the University of Calgary Board of Governors. He was named Canada’s CFO of the Year for 2010. He holds a Bachelor of Arts degree from the University of Manitoba, and a Masters of Business Administration and PhD from the University of Toronto and has completed the Advanced Management Program at Harvard Business School.

Through his long career in the energy industry and his financial expertise, Mr. Bird provides significant experience to the Boards of the General Partner and Enbridge Management.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and was appointed as the Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management in July 2012. Mr. England also serves on the Enbridge board of directors, for whom he also is Chairman of the Audit, Finance & Risk Committee, and on the board of directors and the audit committee of FuelCell Energy, Inc. In 2013, he was appointed to the board of directors of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P., for whom he also serves as Chairman of the Audit, Finance & Risk Committee. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc., a contracting company in southwest Florida, since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd., a fruit beverage manufacturing company. Prior to 1993, Mr. England held various executive positions with John Labatt Limited, a brewing company, and its operating companies, Catelli Inc., a food manufacturing company, and Johanna Dairies Inc., a dairy company.

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions, as well as his service with other public company audit committees.

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of our General Partner and the board of directors of Enbridge Management on January 30, 2014, and he was elected Executive Vice President — Gas Pipelines & Processing of each of the General Partner and Enbridge Management on April 30, 2014. Mr. Harper was also appointed to the board of directors of Midcoast Holdings, L.L.C. on January 30, 2014, principal executive officer on February 28, 2014, and on December 31, 2014, he was elected as President of Midcoast Holdings, L.L.C. Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He has served on the board of directors of Sprague Operating Resources L.L.C. since October 2013. Prior to joining Enbridge, Mr. Harper served as the Senior Vice President, Midstream for Southwestern Energy since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, L.L.C. from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America for 2013.

Mr. Harper brings to the board insight and in-depth knowledge of our industry. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

D. Guy Jarvis

D. Guy Jarvis was appointed Executive Vice President — Liquids Pipelines and a director of the General Partner and Enbridge Management on March 1, 2014. Mr. Jarvis was appointed President of the Liquids Pipelines division of Enbridge on March 1, 2014, assuming responsibility for all of Enbridge’s crude oil and liquids pipeline businesses across North America. Prior to this, he was Chief Commercial Officer, Liquids Pipelines from October 2013 to March 2014. From September 2011 to October 2013, Mr. Jarvis served as President of Enbridge Gas Distribution, providing overall leadership to Enbridge Gas Distribution, Canada’s largest natural gas utility, as well as Enbridge Gas New Brunswick, Gazifère and St. Lawrence Gas. Previously at Enbridge Pipelines Inc., Mr. Jarvis served as Senior Vice President, Investor Relations & Enterprise Risk; Senior Vice President, Business Development from March 2008 to October 2010; Vice President, Upstream Development for Enbridge Pipelines Inc.; and Vice President, Gas Services.

Mr. Jarvis joined Enbridge in 2000 and brings to the board over a quarter century of experience in the oil and gas business, the bulk of which relates to energy marketing and business development activities.

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Senior Vice President of Midcoast Holdings, L.L.C. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served Midcoast Holdings, L.L.C. as Principal Executive Officer until February, 2014 and previously served as Vice President — Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki brings almost thirty years of oil and gas experience to the board having joined Enbridge in 1986 and progressing through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director of SandRidge Energy, Inc. and a director and chairman of the board of Midcoast Holdings, L.L.C., the general partner of Midcoast Energy Partners, L.P., and serves on their Audit Finance & Risk Committee. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. From August 2002 to June 2004, Mr. Westbrook served as director and as chairman of the finance committee of the International School of Beijing. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provided software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

John K. Whelen

John K. Whelen was elected a director of the General Partner and Enbridge Management on October 31, 2014. Mr. Whelen also serves Enbridge as Executive Vice President and Chief Financial Officer since October 15, 2014, and as such leads the financial reporting function, and tax and treasury functions for Enbridge. Prior to this, from July 2014, to October 2014, Mr. Whelen was Senior Vice President, Finance for Enbridge and from April 2011 to July 2014 he was Senior Vice President and Controller. From September 2006 to April 2011, Mr. Whelen was Senior Vice President, Corporate Development for Enbridge. Additionally, Mr. Whelen has served as the chief financial officer, and then president of Enbridge Income Fund. Mr. Whelen joined Enbridge in 1992 as Manager of Treasury at what has become Enbridge Gas Distribution and has held a series of executive positions during his tenure with Enbridge.

Mr. Whelen brings to our Board his broad experience in capital markets as well as treasury, risk management, corporate planning and development, and financial reporting.

E. Chris Kaitson

E. Chris Kaitson was appointed Vice President — Law and Assistant Secretary of the General Partner and Enbridge Management in May 2007. His title was changed to Vice President — Law and Assistant Corporate

Secretary in April 2014. Mr. Kaitson also serves as Vice President — Law and Assistant Corporate Secretary of Midcoast Holdings, L.L.C., general partner of MEP. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

Stephen J. Neyland

Stephen J. Neyland was appointed Vice President — Finance of the General Partner and Enbridge Management in October 2010. Mr. Neyland also serves as Vice President — Finance of Midcoast Holdings, L.L.C., general partner of MEP, since its formation in May 2013. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to these appointments, he served the General Partner as Controller — Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

Bradley F. Shamla

Bradley F. Shamla was appointed Vice President — U.S. Operations, Liquids Pipelines of the General Partner and Enbridge Management in April 2013. He previously served Enbridge as Vice President, Market Development since October 2010. Mr. Shamla was previously a senior director in the Business Development Group of Enbridge since 2008 and before that he was general manager in the Liquids Pipelines Operations Group, having joined Enbridge in 1991 and worked in a number of areas, including Operations, Engineering and Administration, both in the U.S. and Canada.

OTHER EXECUTIVE OFFICERS

Leo J. Golden was appointed Vice President — Major Projects of the General Partner and Enbridge Management on April 30, 2015. Since July 2014 he also serves Enbridge as a Vice President responsible for the execution of Renewables, Power and Gas Processing projects in both Canada and the U.S. From November 2011 to July 2014, Mr. Golden served Enbridge as Vice President, Major Projects Execution for certain subsidiaries. From April 2008 and November 2011, he was Vice President of Pipeline and Green Energy Projects and Vice President of the Alberta Clipper Project for certain Enbridge subsidiaries. Mr. Golden has served Enbridge in many capacities for over 25 years, having joined in September 1990. His roles have included Director and Project Director of several Enbridge projects and areas, including Alberta Clipper, Shipper Services, Oil Sands and Acquisitions, Rates Assistant, Rates Analyst, Planning Analyst, Energy Analyst, and Manager of Business Development. In 1989, prior to joining Enbridge, Mr. Golden was a policy analyst with the Vancouver Stock Exchange.

Cynthia L. Hansen was appointed Senior Vice President — Liquids Pipelines of the General Partner and Enbridge Management effective January 1, 2015. Ms. Hansen also serves Enbridge as Senior Vice President — Operations, Liquids Pipelines since December 2014. Ms. Hansen joined Enbridge in 1999 and previously served Enbridge as Senior Vice President–Enterprise Safety and Operational Reliability from February 2013 to December 2014 prior to which she was Vice President–System Performance & Solutions for Enbridge Pipelines Inc. from July 2012 to January 2013. She was also Vice President Canadian Operations for Enbridge Pipelines Inc. from November 2010 to July 2012 and Vice President Finance from March 2007 to November 2010. Prior to joining Enbridge, Ms. Hansen was a director at PricewaterhouseCoopers.

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

Allan M. Schneider was appointed Vice President, Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Mr. Schneider also serves as Vice President — Regulated Engineering and Operations of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P. Prior to his appointment, he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

Leon A. Zupan currently serves the General Partner and Enbridge Management as Executive Vice President — Liquids Pipelines, Operations since April 2014. Previously, from April 2013 to April 2014, he served as Executive Vice President. In April 2013, he resigned as a director and as Executive Vice President — Gas Pipelines of the General Partner and Enbridge Management, positions which he held since April 2012, to accept a new position with Enbridge as Chief Operating Officer of Liquids Pipelines. Prior to April 2012, he had served the General Partner and Enbridge Management as Vice President — Operations since 2004. Prior to May of 2013, he served Enbridge as Senior Vice President — Gas Pipelines, overseeing Enbridge’s U.S. and Canadian gas pipelines businesses from February 2012 to April 2013. Prior to that, Mr. Zupan had served Enbridge as Vice President — Operations since 2004. Mr. Zupan joined Enbridge in 1987 and has experience across a range of businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2015 and were timely made.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 11, 2015.

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

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of three board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. Mr. England is chairman of the Audit Committee. The members of the Audit Committee are Jeffrey A. Connelly, J. Herbert England and Dan A. Westbrook. Rebecca B. Roberts also was a member of the Audit Committee until her resignation as a director on March 19, 2015. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

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

Enbridge Management’s Board of Directors has determined that Mr. England and Mr. Connelly each qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. England serves on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc., Midcoast Holdings, L.L.C. and Enbridge Inc. In compliance with the provisions of the Audit Committee Charter, the boards of directors of the General Partner and of Enbridge Management and of Midcoast Holdings, L.L.C. determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit Committee.

Enbridge Management’s Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing to the Chairman, Audit Committee, c/o Enbridge Energy, 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 17, 2016, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana St., Suite 3300 Houston, TX 77002	8,871,494	11.7
Kayne Anderson Capital Advisors, L.P.(3) 1800 Avenue of Stars, Third Floor Los Angeles, CA 90067	8,812,551	11.6
Advisory Research Inc.(4) 180 N. Stetson Ave., Suite 5500 Chicago, IL 60601	5,157,591	6.8
First Trust Portfolios L. P. and First Trust Advisors L.P.(5) 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	4,621,086	6.1
Salient Capital Advisors, LLC(6) 4265 San Felipe, 8th Floor Houston, TX 77027	4,236,840	5.6

(1)	As of February 17, 2016, there were 75,911,415 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership Agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.
(2)	The General Partner also owns 5.72, or 100%, of our voting shares, which are not Listed Shares.
(3)	Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 8,812,551 shares in its amendment to its Schedule 13G, filed January 11, 2016. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the securities reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the securities reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.
(4)	Advisory Research Inc. reported shared voting power as to 5,132,000 shares and shared dispositive power as to 5,157,591 in its Schedule 13G, filed February 16, 2016.
(5)	On its joint Schedule 13G, filed February 2, 2016, First Trust Portfolios L.P. and First Trust Advisors L. P., foregoing, The Charger Corporation, reported shared voting and dispositive power as to the 4,621,086 shares by First Trust Advisors L.P. and The Charger Corporation. First Trust Portfolio L.P. sponsors unit investment trusts which hold the Listed Shares; First Trust advisors L.P. acts portfolio supervisor of the unit investment trusts. The foregoing entities disclaim having the power to vote such listed shares as they are voted by the trustee of such unit investment trusts.
(6)	Salient Capital Advisors LLC reported shared voting power as to 4,236,840 shares and shared dispositive power as to 4,236,840 in its Schedule 13G, filed January 12, 2016.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 17, 2016 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the Named Executive Officers, or NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	104,536	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	6,466	*	Class A common units	4,000	*
Dan A. Westbrook(4)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland(5)(6)	Listed Shares	9,537	*	Class A common units	1,200	*
Bradley F. Shamla	Listed Shares	—	*	Class A common units	—	*
E. Chris Kaitson	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (17 persons)	Listed Shares	120,539	*	Class A common units	56,826	*

*	Less than 1%.
(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.
(2)	Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.
(3)	The 104,536 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.
(4)	Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.
(5)	The 9,537 Listed shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.
(6)	The 1,200 Class A common units beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

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

For the years ended December 31, 2015, 2014 and 2013, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2015, 2014 and 2013, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 17, 2016, the General Partner owned approximately 8,871,494, or approximately 11.69%, of our Listed Shares and 5.72, or 100%, of our voting shares.

At February 17, 2016, we owned 75,911,421 i-units, representing all of the outstanding i-units and an approximate 15.56% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2015	2014
Audit Fees(1)	$89,000	$99,000
Total	$89,000	$99,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our board of directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2015 and 2014 were approved by the Audit Committee.

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

Enbridge Energy Management, L.L.C. (Registrant)
Date: February 17, 2016	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Mark A. Maki Mark A. Maki President, Principal Executive Officer and Director	/s/ C. Gregory Harper C. Gregory Harper Executive Vice President — Gas Pipelines & Processing and Director
/s/ D. Guy Jarvis D. Guy Jarvis Executive Vice President — Liquids Pipelines and Director	/s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)
/s/ Noor S. Kaissi Noor S. Kaissi Controller (Principal Accounting Officer)	/s/ J. Richard Bird J. Richard Bird Director
/s/ Jeffrey A. Connelly Jeffrey A. Connelly Director	/s/ J. Herbert England J. Herbert England Director
/s/ Dan A. Westbrook Dan A. Westbrook Director	/s/ John K. Whelen John K. Whelen Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
3.3	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on December 20, 2012).
3.4	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on July 30, 2015).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
10.8	Form of Indemnification Agreement by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of to the Partnership’s Quarterly Report on Form 10-Q, filed on October 30, 2015).
10.9	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
+10.10	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.35 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
+10.11	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.36 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
+10.12	Executive Employment Agreement between Leon Zupan, as Executive, and Enbridge Inc., dated December 6, 2012, effective August 1, 2012 (incorporated by reference to Exhibit 10.1 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).

Exhibit Number	Description
+10.13	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of the Partnership’s Annual Report on Form 10-K filed on February 18, 2014).
+10.14	Executive Employment Agreement, entered into March 14, 2014, between D. Guy Jarvis, the Executive, and Enbridge Inc., effective March 1, 2014 (incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed on March 18, 2014).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005.)
*99.2	Enbridge Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2015.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.