Form 10-Q
period 2016-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2016-05-02
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The Registrant had 75,911,415 Listed Shares outstanding as of May 2, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended
March 31, 2016.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for, the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and natural gas liquids, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to which it sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to the Partnership’s tariff rates; (7) changes in laws or regulations to which we or the Partnership are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) permitting at the federal, state, and local levels in regards to the Partnership’s construction of new assets.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks to the Partnership that also may affect us.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P. (Note 1)	$(116.2)	$17.5
Income (loss) before income tax expense	(116.2)	17.5
Income tax expense (Note 3)	—	(6.7)
Net income (loss)	$(116.2)	$10.8
Net income (loss) per share, (basic and diluted)	$(1.56)	$0.16
Weighted average shares outstanding	74.7	68.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions)
Net income (loss)	$(116.2)	$10.8
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit of $0.0 million and $11.8 million, respectively	(16.4)	(20.1)
Comprehensive income (loss)	$(132.6)	$(9.3)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$(116.2)	$10.8
Adjustments to reconcile net income (loss) to net cash in operating activities:
Equity loss (income) from investment in Enbridge Energy Partners, L.P.	116.2	(17.5)
Changes in operating assets and liabilities:
Due from affiliates	—	0.2
Due to affiliates	—	(0.1)
Deferred income taxes	—	6.7
Other	(0.1)	(0.1)
Net cash used in operating activities	(0.1)	—
Cash used in investing activities:
Net cash used in investing activities	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(0.1)	—
Cash and cash equivalents at beginning of year	0.8	0.7
Cash and cash equivalents at end of period	$0.7	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Cash	$0.7	$0.8
Investment in Enbridge Energy Partners, L.P. (Note 2)	—	132.5
	$0.7	$133.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity
Voting shares – unlimited authorized; 5.73 and 5.53 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Listed shares – unlimited authorized; 75,911,415 and 73,285,734 issued and outstanding at March 31, 2016 and December 31, 2015, respectively (Note 2)	1,486.5	1,443.8
Accumulated deficit	(1,425.3)	(1,266.4)
Accumulated other comprehensive loss	(60.5)	(44.1)
	0.7	133.3
	$0.7	$133.3

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

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015. We derived our statements of financial position as of December 31, 2015 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three months ended March 31, 2016 should not be taken as indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, these unaudited interim financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and will no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership.

Variable Interest Entities

On January 1, 2016, we adopted Accounting Standards Update No. 2015-02, which amended consolidation guidance to, among other things, eliminate the specialized consolidation model and guidance for limited partnerships, including the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that the Partnership, which has historically not been consolidated by us under this presumption as we are not the general partner, is a variable interest entity, or VIE. Further, we determined that we are not the primary beneficiary of the Partnership. While the amended guidance did not impact our conclusion that the Partnership should not be consolidated, because the Partnership is now considered a VIE, additional disclosures are necessary. We have applied this amended guidance retrospectively to our disclosures.

Upon inception of a contractual agreement, we perform an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. We assess all aspects of our interests in an entity and use judgment when determining if we are the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. A reassessment of the primary beneficiary conclusion is conducted when there are changes in the facts and circumstances related to a VIE.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION  – (continued)

As discussed above, we are a limited partner of the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. At March 31, 2016, we owned approximately 15.6% of the Partnership through our ownership of the i-units. Further, under a delegation of control agreement among us, the Partnership and the General Partner, we manage the Partnership’s business and affairs. However, ultimate responsibility to direct the activities that most significantly impact the Partnership’s economic performance continues to rest with the General Partner. Further, the General Partner has the power to direct the activities that most significantly impact our economic performance through its 100% ownership interest in our voting shares. As a result, we have determined that we are not the primary beneficiary of the Partnership.

Partnership Incentive and Other Distributions

The General Partner receives distributions from the Partnership through a wholly-owned subsidiary’s ownership of Incentive Distribution Units, or IDUs, on the portion of cash distributions that exceed certain target thresholds on a per unit basis under the Partnership’s limited partnership agreement, or the Partnership Agreement. The IDUs entitle the holder thereof to receive 23% of the incremental cash distributions paid by the Partnership in excess of $0.5435 per unit per quarter on its Class A and Class B common units, collectively, the common units, the i-units we own, the Class D Units, and the Class E Units.

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

Distributions to holders of the IDUs, Preferred Units, Class D units and Class E units reduce the amount of income that is allocated to the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units, and (3) i-units on a pro-rata basis based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from the investment in Enbridge Energy Partners, L.P.” on our statements of income reflects our pro-rata share of these allocations every quarter.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits are brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. For the three months ended March 31, 2016 and 2015, our equity earnings were reduced by $121.3 million and $0.5 million, respectively, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

2. SHAREHOLDERS’ EQUITY

The following table presents significant changes in Shareholders’ equity during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(in millions)
Listed Shares:
Beginning balance	$1,443.8	$1,358.0
Net proceeds and issuance costs from share issuance	—	—
Capital account adjustments	—	(75.6)
Share distributions	42.7	38.9
Ending balance	$1,486.5	$1,321.3
Accumulated deficit:
Beginning balance	$(1,266.4)	$(592.7)
Net income (loss)	(116.2)	10.8
Share distributions	(42.7)	(38.9)
Ending balance	$(1,425.3)	$(620.8)
Accumulated other comprehensive loss:
Beginning balance	$(44.1)	$(23.7)
Equity in other comprehensive income of the Partnership	(16.4)	(20.1)
Ending balance	$(60.5)	$(43.8)
Total Shareholders’ equity	$0.7	$656.7

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the three months ended March 31, 2016:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in millions, except per unit and per share amounts)
January 29, 2016	February 5, 2016	February 12, 2016	$0.5830	$16.27	2,625,681	2,318,827	306,854

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $42.7 million and $38.9 million during the three months ended March 31, 2016 and 2015, respectively.

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we have recognized a full valuation allowance on those tax assets as of March 31, 2016.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

3. INCOME TAXES  – (continued)

The effective income tax rates for the three months ended March 31, 2016 and 2015 are presented in the following table.

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions)
Income (loss) before income tax benefit (expense)	$(116.2)	$17.5
Income tax benefit (expense)	43.4	(6.7)
Valuation allowance	(43.4)	—
Total income tax benefit (expense)	$—	$(6.7)
Effective income tax rate	—%	38.3%

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating revenue	$1,061.6	$1,428.6
Operating expenses	793.6	1,189.0
Operating income	$268.0	$239.6
Net income	$172.4	$217.8
Less: Net income attributable to:
Noncontrolling interest	68.8	51.3
Series 1 preferred unit distributions	22.5	22.5
Accretion of discount on Series 1 Preferred Units	1.1	3.9
Net income attributable to Enbridge Energy Partners, L.P.	$80.0	$140.1
Less: Net income attributable to the General Partner(1)	55.9	54.2
Net income attributable to common units and i-units(2)	$24.1	$85.9

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class D units, Class E units, and IDUs.
(2)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 15.6% and 14.6% of the Partnership at March 31, 2016 and 2015, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On April 29, 2016, our board of directors declared a share distribution payable on May 13, 2016, to shareholders of record as of May 6, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At March 31, 2016 and 2015, through our ownership of i-units, we had an approximate 15.6% and 14.6%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership. Our share of the Partnership’s earnings is reduced by (1) allocations of income to the Preferred Units, Class D and Class E units, and IDUs, and (2) curing impacts on limited partnership interests whose capital account balances become negative during a quarter.

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

The following table presents our results of operations for each of the three months ended March 31, 2016, and 2015:

	For the three months ended March 31,
	2016	2015
	(in millions)
Equity income from investment in Enbridge Energy Partners, L.P. before adjustments	$21.8	$33.7
Allocated loss to other limited partner interests for incentive and other distributions(1)	(16.7)	(15.7)
Allocated loss to other limited partner interests for curing	(121.3)	(0.5)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	(116.2)	17.5
Income (loss) before income tax benefit (expense)	(116.2)	17.5
Income tax expense	-	(6.7)
Net income (loss)	$(116.2)	$10.8

(1)	Allocated income (loss) to other limited partner interests includes the Preferred Units, Class D and Class E units, and IDUs.

Our net loss of $116.2 million and net income $10.8 million for the three months ended March 31, 2016 and 2015, respectively, represents equity in earnings and losses attributable to the i-units that we own adjusted for deferred income tax expense or benefit.

For the three months ended March 31, 2016, our equity income from investment in the Partnership before adjustments decreased by $11.9 million, compared to the same period in 2015. For the three months ended March 31, 2016, the Partnership had lower operating results for the Natural Gas segment and increased interest expense, partially offset by higher operating results for the Liquids segment as compared to the same period in 2015.

For the three months ended March 31, 2016, the allocated loss to other limited partners for curing increased $120.8 million compared to the same period in 2015, due to the curing impacts of the i-units, which are now curing the Class A and Class B common units, whereas in the first quarter of 2015, the i-units were sharing the curing burden of the Class B units with the Class A units.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At March 31, 2016, our issued capitalization consisted of $1,486.5 million associated with our 75,911,415 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2016. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

SUBSEQUENT EVENTS

Share Distribution

On April 29, 2016, our board of directors declared a share distribution payable on May 13, 2016, to shareholders of record as of May 6, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2016.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on our financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)
Date: May 2, 2016	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer
Date: May 2, 2016	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.