Form 10-Q
period 2016-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2016-07-29
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant had 78,004,672 Listed Shares outstanding as of July 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended
June 30, 2016.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions, except per share amounts)
Equity loss from investment in Enbridge Energy Partners, L.P. (Note 1)	$(1.9)	$(92.5)	$(118.1)	$(75.0)
Loss before income tax benefit	(1.9)	(92.5)	(118.1)	(75.0)
Income tax benefit (Note 3)	0.6	34.4	0.6	27.7
Net loss	$(1.3)	$(58.1)	$(117.5)	$(47.3)
Net loss per share, (basic and diluted)	$(0.02)	$(0.83)	$(1.55)	$(0.68)
Weighted average shares outstanding	77.0	69.9	75.9	69.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions)
Net loss	$(1.3)	$(58.1)	$(117.5)	$(47.3)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $0.6 million, $7.4 million, $0.6 million and $(4.4) million, respectively	1.3	12.5	(15.0)	(7.6)
Comprehensive loss	$—	$(45.6)	$(132.5)	$(54.9)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2016	2015
	(unaudited; in millions)
Cash provided by operating activities:
Net loss	$(117.5)	$(47.3)
Adjustments to reconcile net loss to net cash in operating activities:
Equity loss from investment in Enbridge Energy Partners, L.P.	118.1	75.0
Changes in operating assets and liabilities:
Due from affiliates	—	0.2
Due to affiliates	—	(0.1)
Deferred income taxes	(0.6)	(27.7)
Net cash provided by operating activities	—	0.1
Cash used in investing activities:
Net cash used in investing activities	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	—	0.1
Cash and cash equivalents at beginning of year	0.8	0.7
Cash and cash equivalents at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.8
Investment in Enbridge Energy Partners, L.P. (Note 2)	—	132.5
	$0.8	$133.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity (Note 2)
Voting shares-unlimited authorized; 5.88 and 5.53 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$—	$—
Listed shares-unlimited authorized; 78,004,672 and 73,285,734 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,530.8	1,443.8
Accumulated deficit	(1,470.9)	(1,266.4)
Accumulated other comprehensive loss	(59.1)	(44.1)
	$0.8	$133.3

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

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. We derived our statements of financial position as of December 31, 2015 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three and six months ended June 30, 2016 and 2015 should not be taken as indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, these unaudited interim financial statements should also be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

Variable Interest Entities

On January 1, 2016, we adopted Accounting Standards Update No. 2015-02, which amended consolidation guidance to, among other things, eliminate the specialized consolidation model and guidance for limited partnerships, including the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that the Partnership, which historically has not been consolidated by us under this presumption as we are not the general partner, is a variable interest entity, or VIE. Further, we determined that we are not the primary beneficiary of the Partnership. While the amended guidance did not impact our conclusion that the Partnership should not be consolidated, because the Partnership is now considered a VIE, additional disclosures are necessary. We have applied this amended guidance retrospectively to our disclosures.

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

As discussed above, we are a limited partner of the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. At June 30, 2016, we owned approximately 15.9% of the Partnership through our ownership of the i-units. Further, under a delegation of control agreement among us, the Partnership and the General Partner, we manage the Partnership’s business and affairs. However, ultimate responsibility to direct the activities that most significantly impact the Partnership’s economic performance continues to rest with the General Partner. Further, the General Partner has the power to direct the activities that most

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION  – (continued)

significantly impact our economic performance through its 100% ownership interest in our voting shares. As a result, we have determined that we are not the primary beneficiary of the Partnership.

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

Distributions to holders of the IDUs, Preferred Units, Class D units, and Class E units reduce the amount of income that is allocated to the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units, and (3) i-units on a pro-rata basis based on our ownership interest in the Partnership. Thus, our “Equity income (loss) from the investment in Enbridge Energy Partners, L.P.” on our statements of income reflects our pro-rata share of these allocations every quarter.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Our equity income from the Partnership is adjusted for our pro-rata share of such reallocations. Until we discontinued equity accounting for our investment in the Partnership on March 31, 2016, our equity earnings were reduced by $121.3 million, for our pro-rata share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we ceased recognition of our equity interest in the earnings of the partnership when the carrying amount of our investment was reduced to zero and will no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, our accumulated other comprehensive income is comprised of our historical interest in the Partnership’s other comprehensive income, which is based primarily on the effective mark-to-market changes in the Partnership’s underlying cash flow hedge contracts. We will amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

2. SHAREHOLDERS’ EQUITY

The following table presents significant changes in Shareholders’ equity during the six months ended June 30, 2016 and 2015.

	For the six months ended June 30,
	2016	2015
	(in millions)
Listed Shares:
Beginning balance	$1,443.8	$1,358.0
Capital account adjustments	—	(75.6)
Share distributions	87.0	78.5
Ending balance	$1,530.8	$1,360.9
Accumulated deficit:
Beginning balance	$(1,266.4)	$(592.7)
Net loss	(117.5)	(47.3)
Share distributions	(87.0)	(78.5)
Ending balance	$(1,470.9)	$(718.5)
Accumulated other comprehensive loss:
Beginning balance	$(44.1)	$(23.7)
Equity in other comprehensive income of the Partnership	(15.0)	(7.6)
Ending balance	$(59.1)	$(31.3)
Total Shareholders’ equity	$0.8	$611.1

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the six months ended June 30, 2016:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in millions, except per unit and per share amounts)
April 29, 2016	May 6, 2016	May 13, 2016	$0.5830	$21.14	2,093,257	1,848,626	244,632
January 29, 2016	February 5, 2016	February 12, 2016	$0.5830	$16.27	2,625,681	2,318,827	306,854

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $87.0 million and $78.5 million during the six months ended June 30, 2016 and 2015, respectively.

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we have recognized a full valuation allowance on those tax assets as of June 30, 2016.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

3. INCOME TAXES  – (continued)

The effective income tax rates for the three and six months ended June 30, 2016 and 2015 are presented in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions except for tax rate amounts)
Loss before income tax benefit	$(1.9)	$(92.5)	$(118.1)	$(75.0)
Income tax benefit	0.6	34.4	44.0	27.7
Valuation allowance	—	—	(43.4)	—
Total income tax benefit(1)	$0.6	$34.4	$0.6	$27.7
Effective income tax rate	31.6%	37.2%	0.5%	36.9%

(1)	Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance which were previously recorded when the losses were reflected in Other Comprehensive Income.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenue	$1,048.9	$1,313.1	$2,110.5	$2,741.7
Operating expenses	787.2	1,322.7	1,580.8	2,511.7
Operating income (loss)	$261.7	$(9.6)	$529.7	$230.0
Net income (loss)	$177.7	$(60.5)	$350.1	$157.3
Less: Net income attributable to:
Noncontrolling interest	70.3	10.0	139.1	61.3
Series 1 preferred unit distributions	22.5	22.5	45.0	45.0
Accretion of discount on Series 1 Preferred Units	1.2	4.1	2.3	8.0
Net income (loss) attributable to Enbridge Energy Partners, L.P.	$83.7	$(97.1)	$163.7	$43.0
Less: Net income attributable to the General Partner(1)	56.0	52.3	111.9	106.5
Net income (loss) attributable to common units and i-units(2)	$27.7	$(149.4)	$51.8	$(63.5)

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class D units, Class E units, and IDUs.
(2)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 15.9% and 14.7% of the Partnership at June 30, 2016 and 2015, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On July 28, 2016, our board of directors declared a share distribution payable on August 12, 2016, to shareholders of record as of August 5, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At June 30, 2016 and 2015, through our ownership of i-units, we had an approximate 15.9% and 14.7%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership. Historically, our share of the Partnership’s earnings was reduced by (1) allocations of income to the Preferred Units, Class D and Class E units, and IDUs, and (2) curing impacts on limited partnership interests whose capital account balances become negative during a quarter.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and will no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we will amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts. As a result, our net loss of $1.3 million for the three months ended June 30, 2016, and future losses will consist only of amortization of remaining accumulated other comprehensive income.

The following table presents our results of operations for each of the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Equity loss from investment in Enbridge Energy Partners, L.P	$(1.9)	$(92.5)	(118.1)	(75.0)
Loss before income tax benefit	(1.9)	(92.5)	(118.1)	(75.0)
Income tax benefit	0.6	34.4	0.6	27.7
Net loss	$(1.3)	$(58.1)	$(117.5)	$(47.3)

Our net loss of $117.5 million for the six months ended June 30, 2016, and our net loss of $58.1 million and $47.3 million for the three and six months ended June 30, 2015, respectively, represent our equity in earnings attributable to the i-units that we own adjusted for deferred income tax expense or benefit.

For the three months ended June 30, 2016, our net loss decreased by $56.8 million as compared to the net loss in the same period in 2015, due primarily to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the applicable period to the amortization of the remaining accumulated other comprehensive income as discussed above.

For the six months ended June 30, 2016, our net loss increased by $70.2 million, as compared to the net income in the same period in 2015. The increase in the net loss is primarily attributable to an increase in curing impacts of the i-units, during the first quarter of 2016, which were curing the negative capital balances of both the Partnership’s Class A and Class B common units. In the first half of 2015, the i-units shared the curing burden of the Class B common units with the Class A common units. As discussed above, after the discontinuance of the equity method of accounting, no losses were recognized during the second quarter of 2016, other than amortization of losses from accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At June 30, 2016, our issued capitalization consisted of $1,530.8 million associated with our 78,004,672 Listed Shares outstanding.

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

SUBSEQUENT EVENTS

Share Distribution

On July 28, 2016, our board of directors declared a share distribution payable on August 12, 2016, to shareholders of record as of August 5, 2016, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2016.

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

Enbridge Energy Management, L.L.C. (Registrant)
Date: July 28, 2016	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer
Date: July 28, 2016	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.