Form 10-K
period 2016-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2017-02-17
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $1,582,245,614 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.

As of February 14, 2017, the registrant has 83,983,811 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2016

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us.

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties and injunctive relief assessed in connection with the crude oil release on that line; (6) costs in connection with complying with the settlement consent decree, to which we or the Partnership are subject, related to Line 6B and Line 6A, which is still subject to court approval, or the failure to receive court approval of, or material modifications to, such decree; (7) changes in or challenges to our tariff rates; (8) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (9) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any third party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets. As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

i

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks to the Partnership that also may affect us.

ii

PART I

Item 1. Business

OVERVIEW

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. Our shares, representing limited liability company interests, which we refer to as our Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ”. References to our “shares” in this Annual Report mean, collectively, our Listed Shares and our voting shares.

We are a publicly-traded Delaware limited liability company that was formed on May 14, 2002. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. Our only investment is our limited partner interest in the Partnership. We are structured as an alternative to direct investment in master limited partnerships for investors without the complications associated with partnership tax reporting.

The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which, together with the Class B common units, we refer to as common units. On July 1, 2014, the Partnership entered into an equity restructuring transaction, whereby they issued two new classes of limited partner interests designated as Class D units and Incentive Distribution Units, or IDUs. Furthermore, on January 2, 2015, the Partnership closed a transaction pursuant to which they acquired the remaining interest in the U.S. segment of the Alberta Clipper Pipeline from its General Partner whereby they issued another new class of limited partner interests designated as Class E units. For more information on these two transactions, see Part II. Item 8. Financial Statements and Supplementary Data, Note 4. Shareholders’ Equity.

As of December 31, 2016 and 2015, we owned an approximate 16.6% and 15.1% outstanding ownership interest of the Partnership, respectively. At December 31, 2016, the General Partner owned 100% of our 6.17 voting shares, as well as 9,566,352 of our Listed Shares, which represents 11.7% of our Listed Shares. The remaining 72,290,810 of our Listed Shares were held by the public, which represents 88.3% of our Listed Shares. Our performance depends entirely on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

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

Under its Partnership Agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and limited partners on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership Agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes cash distributions to the General Partner and holders limited partner units other than the i-units, the number of i-units we own increases automatically under the Partnership Agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding equal the number of i-units that we own.

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

Item 1A. Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our performance depends entirely on the operations and management of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our performance. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

RISKS RELATED TO OUR BUSINESS

Because our only assets are the i-units issued by the Partnership to us, our results of operations, financial condition and cash flows depend entirely on our management and the performance of the Partnership.

We are a limited partner of the Partnership and our only assets are the i-units that the Partnership has issued to us. As a result, our performance depends entirely on the Partnership’s results of operations, financial condition and cash flows. The risks and uncertainties that affect the Partnership, its results of operations, financial condition and cash flows also affect us and the value of our Listed Shares.

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

Conflicts of interest may arise from time to time among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its unitholders, on the other hand. Conflicts of interest may also arise from time to time between us and our shareholders, on the one hand, and the Partnership and its unitholders, on the other hand. In managing and controlling us and the Partnership, our board of directors may consider the interests of all parties to a conflict and may resolve those conflicts by making decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders. The following decisions, among others, could involve conflicts of interest:

•	Whether the Partnership or Enbridge will pursue certain acquisitions or other business opportunities;
•	Whether the Partnership will issue additional units or other equity securities or whether it will purchase outstanding units;
•	Whether we will issue additional shares;
•	The amount of payments to Enbridge and its affiliates for any services rendered for the Partnership’s benefit;
•	The amount of costs that is reimbursable to us or Enbridge by the Partnership;
•	The enforcement of obligations owed to the Partnership by us, the General Partner and Enbridge, including obligations regarding competition between Enbridge and the Partnership; and
•	The retention of separate counsel, accountants or others to perform services for us and the Partnership.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2016 Quarters
High	$23.12	$23.46	$25.67	$26.45
Low	$14.27	$16.47	$21.73	$22.17
2015 Quarters
High	$39.62	$37.76	$33.28	$28.98
Low	$34.07	$32.45	$22.27	$19.11

On February 14, 2017, the last reported sales price of the Listed Shares on the NYSE was $18.33. As of January 20, 2017, there were approximately 33 registered holders of our Listed Shares. The number of registered holders does not include unitholders whose units are held in trust by other entities.

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

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2016, 2015 and 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
2016
October 28	November 7	November 14	$0.58300	$25.06	1,861,187	1,643,677	217,510
July 28	August 5	August 12	$0.58300	$22.84	1,991,304	1,758,587	232,717
April 29	May 6	May 13	$0.58300	$21.14	2,093,257	1,848,626	244,631
January 29	February 5	February 12	$0.58300	$16.27	2,625,681	2,318,827	306,854
					8,571,429	7,569,717	1,001,712
2015
October 30	November 6	November 13	$0.58300	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.58300	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.57000	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.57000	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108
					4,562,088	4,028,933	533,155

In 2016 and 2015, we had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $179.1 million and $161.3 million, respectively.

On January 26, 2017, our board of directors declared a share distribution payable on February 14, 2017, to shareholders of record as of February 7, 2017, based on the $0.5830 per common unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2017 was 2,126,649.

The amount of this increase is calculated by dividing $0.5830, the cash amount distributed by the Partnership per common unit by $22.44, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 81,857,168, the number of shares outstanding on the record date. We distributed additional Listed Shares to our shareholders and voting shares to the General Partner in respect of these additional i-units.

Item 6. Selected Financial Data

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of and for the year ended December 31,
	2016(1)	2015(2)	2014	2013	2012
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(121.9)	$(379.7)	$43.7	$(26.3)	$50.5
Income tax benefit (expense)	1.8	(132.7)	(16.6)	8.2	(18.7)
Net income (loss)	$(120.1)	$(512.4)	$27.1	$(18.1)	$31.8
Net income (loss) per share, (basic and diluted)	$(1.54)	$(7.26)	$0.41	$(0.33)	$0.80
Weighted average shares outstanding	78.0	70.6	66.1	54.2	39.9
Equivalent distribution value per share(3)	$2.33	$2.31	$2.20	$2.17	$2.15
Number of additional shares distributed	8.57	4.98	4.56	3.77	2.63
Total assets at December 31	$0.8	$133.3	$741.7	$1,270.8	$747.3

(1)	Equity loss from investment and net loss for the year ended December 31, 2016 was affected by curing losses and by the discontinued application of the equity method of accounting when the carrying amount of our investment in the Partnership was reduced to zero. For further information, see Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies. This was also the cause of the decrease in total assets at December 31, 2016, when compared to total assets at December 31, 2015.
(2)	Net income for the year ended December 31, 2015 was affected by our pre-tax pro-rata share of the allocation needed to cure the capital account deficits of the Partnership’s Class A and Class B common units of $362.3 million. Net income was also impacted by the recognition of a full valuation allowance on our deferred tax asset, which resulted in additional tax expense of $274.8 million. For further information, see Item 8. Financial Statements and Supplementary Data, Note 6. Income Taxes. This was also the cause of the decrease in total assets at December 31, 2015, when compared to total assets at December 31, 2014.
(3)	Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Note 4. Shareholders’ Equity to our financial statements included in this Annual Report on Form 10-K, we receive distributions of additional i-units rather than cash.

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

The information set forth under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from the Partnership attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. Through our ownership of the i-units, we had an approximate 16.6%, 15.1% and 15.0% limited partner voting interest in the Partnership as of December 31, 2016, 2015 and 2014, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership. Historically, our share of the Partnership’s earnings was reduced by (1) allocations of income to the Preferred Units, Class D and Class E units, and IDUs, and (2) curing impacts on limited partnership interests whose capital account balances become negative during the year.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. From the second quarter of 2014 through the first quarter of 2016, our equity income from the Partnership was adjusted for our pro-rata share of such reallocations. The curing losses were primarily a result of issuances of the Class D and Class E units by the Partnership in 2014 and 2015, respectively, and by a goodwill impairment in 2015, which reduced the capital balances of the Class A and Class B common units below zero. During the same period, distributions to the Class A and Class B common units exceeded the earnings allocated to such units, which further reduced the capital balances and required additional curing from the positive balances of the Partnership’s i-unit capital accounts.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and will no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we will amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts. As a result, our net loss for the year ended December 31, 2016 includes, and future losses will consist of, amortization of remaining accumulated other comprehensive loss.

The following table presents our results of operations for the periods presented:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(121.9)	$(379.7)	$43.7
Income (loss) before income tax benefit (expense)	(121.9)	(379.7)	43.7
Income tax benefit (expense)	1.8	(132.7)	(16.6)
Net income (loss)	$(120.1)	$(512.4)	$27.1

Our net losses of $120.1 million and $512.4 million and net income of $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, represents our equity in earnings and losses attributable to the i-units that we own, adjusted for deferred income tax expense or benefit.

Year ended December 31, 2016 compared with year ended December 31, 2015

For the year ended December 31, 2016, our equity loss from investment in the Partnership decreased by $257.8 million as compared to the year ended December 31, 2015. The decrease was primarily due to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the applicable period to the amortization of the remaining accumulated other comprehensive income as discussed above.

For the year ended December 31, 2016, our income tax expense decreased by $134.5 million as compared to the year ended December 31, 2015. The decrease was primarily due to the recognition of a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $274.8 million for the year ended December 31, 2015. No similar charge was recorded during the same period in 2016.

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

For the year ended December 31, 2015, our income tax expense increased by $116.1 million as compared to the year ended 2014. As mentioned above, the increase was primarily due to the recognition of a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $274.8 million for the year ended December 31, 2015. The valuation allowance expense was partially offset by tax benefits relating to our increased equity losses from the Partnership as compared with 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At December 31, 2016, our issued capitalization consisted of $1,622.9 million associated with our 81,857,162 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We did not issue additional shares in 2016, 2015, or 2014. The number of our shares outstanding including the voting shares owned by the General Partner will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our

Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

If we incur liabilities or other obligations in connection with the performance of our obligations under the delegation of control agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing the business and affairs of the Partnership and the reimbursement of these expenses that we receive will continue to be equal. As previously stated, we do not receive quarterly cash distributions on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

Accounting for Investment in the Partnership

Prior to March 31, 2016, we used the equity method of accounting for our ownership interest in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership, and us. As of December 31, 2016, we owned approximately 16.6% of the Partnership. Our ownership percentage changes as the Partnership issues additional limited partner units. Under the equity method of accounting, changes in the calculation of our ownership percentage affected our net income and comprehensive income.

Distributions to holders of the Partnership’s Preferred Units, Class D Units, Class E Units and Incentive Distribution Units, or IDUs, reduce the amount of income that was allocated to the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units and (3) i-units on a pro-rata basis based on our ownership interest in the Partnership. Further, the Partnership’s Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which is amortized ratably from the issuance date through the first available conversion date. This amortization results in an increase to the capital account of the Preferred Units and a decrease in the Partnership’s earnings allocable to the Class A and Class B common units and the i-units on a pro-rata basis. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs.

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

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we ceased recognition of our equity interest in the earnings of the Partnership when the carrying amount of our investment was reduced to zero and will no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Our accumulated other comprehensive income is comprised of our historical interest in the Partnership’s other comprehensive income, which is based primarily on the effective mark-to-market changes in the Partnership’s underlying cash flow hedge contracts. We amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts.

CHANGES IN ACCOUNTING POLICY

Adoption of New Standards

Consolidation

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

SUBSEQUENT EVENTS

Share Distribution

On January 26, 2017, our board of directors declared a share distribution payable on February 14, 2017, to shareholders of record as of February 7, 2017, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2017 was 2,126,649. The amount of this increase is calculated by dividing $0.5830, the cash amount distributed by the Partnership per common unit by $22.44, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 81,857,168, the number of shares outstanding on the record date. We distributed an additional 1,878,115 Listed Shares to our public shareholders and 248,534 voting shares to the General Partner in respect of these additional i-units.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

In our opinion, the accompanying statements of financial position and the related statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Management, L.L.C. (the “Company”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2016 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2017

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(121.9)	$(379.7)	$43.7
Income (loss) before income tax benefit (expense)	(121.9)	(379.7)	43.7
Income tax benefit (expense) (Note 6)	1.8	(132.7)	(16.6)
Net income (loss)	$(120.1)	$(512.4)	$27.1
Net income (loss) per share, (basic and diluted)	$(1.54)	$(7.26)	$0.41
Weighted average shares outstanding	78.0	70.6	66.1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net income (loss)	$(120.1)	$(512.4)	$27.1
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax expense (benefit) of $1.8, $(14.2) and $(8.8), respectively	(12.4)	(20.4)	(14.7)
Comprehensive income (loss)	$(132.5)	$(532.8)	$12.4

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Cash provided by operating activities:
Net income (loss)	$(120.1)	$(512.4)	$27.1
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity (income) loss from investment in Enbridge Energy Partners, L.P.	121.9	379.7	(43.7)
Changes in operating assets and liabilities:
Due from affiliates	—	0.2	0.1
Due to affiliates	—	(0.1)	(0.1)
Deferred income taxes	(1.8)	132.7	16.6
Net cash provided by operating activities	—	0.1	—
Cash used in investing activities:
Net cash used in investing activities	—	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—	—
Net increase in cash and cash equivalents	—	0.1	—
Cash and cash equivalents at beginning of year	0.8	0.7	0.7
Cash and cash equivalents at end of period	$0.8	$0.8	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF FINANCIAL POSITION

	December 31,
	2016	2015
	(in millions)
ASSETS
Cash	$0.8	$0.8
Investment in Enbridge Energy Partners, L.P. (Note 4)	—	132.5
	$0.8	$133.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity: (Note 4)
Voting shares – unlimited authorized; 6.17 and 5.53 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$—	$—
Listed shares – unlimited authorized; 81,857,162 and 73,285,734 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,622.9	1,443.8
Accumulated deficit	(1,565.6)	(1,266.4)
Accumulated other comprehensive loss	(56.5)	(44.1)
	0.8	133.3
	$0.8	$133.3

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the year ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Voting Shares
Beginning balance	5.53	$—	5.15	$—	4.81	$—
Share distributions	0.64	—	0.38	—	0.34	—
Ending balance	6.17	—	5.53	—	5.15	—
Listed Shares
Beginning balance	73,285,734	1,443.8	68,305,182	1,358.0	63,743,094	1,603.9
Capital account adjustments	—	—	—	(75.5)	—	(389.9)
Share distributions	8,571,428	179.1	4,980,552	161.3	4,562,088	144.0
Ending balance	81,857,162	1,622.9	73,285,734	1,443.8	68,305,182	1,358.0
Accumulated deficit
Beginning balance		(1,266.4)		(592.7)		(475.8)
Net income (loss)		(120.1)		(512.4)		27.1
Share distributions		(179.1)		(161.3)		(144.0)
Ending balance		(1,565.6)		(1,266.4)		(592.7)
Accumulated other comprehensive loss
Beginning balance		(44.1)		(23.7)		(9.0)
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.		(12.4)		(20.4)		(14.7)
Ending balance		(56.5)		(44.1)		(23.7)
Total Shareholders’ equity		$0.8		$133.3		$741.6

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

1. GENERAL

Enbridge Energy Management, L.L.C., referred to herein as “we,” “us,” “our,” the “Company,” or “Enbridge Management,” is a publicly traded Delaware limited liability company that was formed on May 14, 2002. Our listed shares, or Listed Shares, are traded on the New York Stock Exchange, or NYSE, under the symbol “EEQ.” We are a limited partner of Enbridge Energy Partners, L.P., which we also refer to as the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP”, which together with the Class B common units, we refer to as common units. The Partnership is a Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America.

Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., referred to as the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy company based in Calgary, Alberta, Canada, that we refer to herein as Enbridge. The General Partner owns 6.17 voting shares, which is 100% of our voting shares, as well as 9,566,352 Listed Shares, which is 11.7% of our Listed Shares. The remaining 72,290,810 Listed Shares, which is 88.3% of our Listed Shares, were held by the public at December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our financial statements in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable under the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our financial statements in the period in which the facts that give rise to the revision become known.

Variable Interest Entities

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

As discussed above, we are a limited partner of the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. At December 31, 2016, we owned approximately 16.6% of the Partnership through our ownership of the i-units. Further, under a delegation of control agreement among us, the Partnership and the General Partner, we manage the Partnership’s business and affairs. However, ultimate responsibility to direct the activities that most significantly impact the Partnership’s economic performance continues to rest with the General Partner. Further, the General Partner has the power to direct the activities that most significantly impact our economic performance through its 100% ownership interest in our voting shares. As a result, we have determined that we are not the primary beneficiary of the Partnership.

Accounting for Investment in the Partnership

Prior to March 31, 2016, we used the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. As of December 31, 2016 and 2015, we owned approximately 16.6% and 15.1% of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Distributions to holders of the Partnership’s Preferred Units, Class D Units, Class E Units and Incentive Distribution Units, or IDUs, reduce the amount of income that was allocated to the Partnership’s remaining limited partners: (1) Class A common units, (2) Class B common units and (3) i-units on a pro-rata basis based on our ownership interest in the Partnership. Further, the Partnership’s Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which is amortized ratably from the issuance date through the first available conversion date. This amortization results in an increase to the capital account of the Preferred Units and a decrease in the Partnership’s earnings allocable to the Class A and Class B common units and the i-units on a pro-rata basis. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also includes a pro-rata share of these costs.

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

Comprehensive Income

Comprehensive income differs from net income due to the equity in other comprehensive income or loss of the Partnership. The Partnership enters into a variety of derivative financial instruments to mitigate its exposure to commodity price and interest rate risk, some of which are qualified cash flow hedges under the applicable authoritative accounting guidance for derivative activities. As such, prior to March 31, 2016, changes in the fair market value of the Partnership’s derivative financial instruments produced fluctuations in our comprehensive income, which was reflected as equity in other comprehensive income or loss of the Partnership.

As discussed above, we discontinued equity method accounting for our investment in the Partnership as of March 31, 2016. Our accumulated other comprehensive income is comprised of our historical interest in the Partnership’s other comprehensive income, which is based primarily on the effective mark-to-market changes in the Partnership’s underlying cash flow hedge contracts. We amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts.

3. CHANGES IN ACCOUNTING POLICY

Adoption of New Standards

Consolidation

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

4. SHAREHOLDERS’ EQUITY

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

4. SHAREHOLDERS’ EQUITY  – (continued)

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2016, 2015 and 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
2016
October 28	November 7	November 14	$0.58300	$25.06	1,861,187	1,643,677	217,510
July 28	August 5	August 12	$0.58300	$22.84	1,991,304	1,758,587	232,717
April 29	May 6	May 13	$0.58300	$21.14	2,093,257	1,848,626	244,631
January 29	February 5	February 12	$0.58300	$16.27	2,625,681	2,318,827	306,854
					8,571,429	7,569,717	1,001,712
2015
October 30	November 6	November 13	$0.58300	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.58300	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.57000	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.57000	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059
2014
October 31	November 7	November 14	$0.55500	$35.75	1,044,292	922,250	122,042
July 31	August 7	August 14	$0.55500	$34.53	1,064,113	939,754	124,359
April 30	May 8	May 15	$0.54350	$29.14	1,212,031	1,070,385	141,646
January 30	February 7	February 14	$0.54350	$27.90	1,241,652	1,096,544	145,108
					4,562,088	4,028,933	533,155

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $179.1 million, $161.3 million and $144.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Partnership Transactions Impacting Shareholders’ Equity

MEP Drop Down Transaction

On July 1, 2014, the Partnership sold a 12.6% limited partner interest in Midcoast Operating, L.P., or Midcoast Operating, to Midcoast Energy Partners, L.P., or MEP, for $350.0 million in cash, which reduced the Partnership’s total ownership interest in Midcoast Operating from 61% to 48.4%. The difference between the fair value and the carrying value of the interest in Midcoast Operating was recorded as an adjustment to the Partnership’s capital accounts. This noncash adjustment resulted in a reduction of $15.5 million, net of a $9.3 million tax benefit, to the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, with a corresponding reduction to “Capital account adjustments” on our statements of shareholders’ equity.

Partnership Equity Restructuring

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

4. SHAREHOLDERS’ EQUITY  – (continued)

As a result of the Equity Restructuring and the associated creation of the Class D units and IDUs, a reallocation in the carrying values of the Partnership’s capital accounts was required. The Class D units and IDUs were recorded at fair value, and the remaining balance in the Partnership’s capital accounts was allocated to the General Partner, the common units, and i-units on a pro-rata basis. In addition, the reallocation among the Partnership’s capital accounts resulted in a negative capital account balance for the Partnership’s Class B common units. The Partnership Agreement does not allow for the capital accounts of any limited partner to be negative and, as a result, requires the General Partner and those limited partners with positive capital account balances that participate in earnings of the Partnership based on their ownership interest to allocate income to the capital account of the Class B common units on a pro rata basis to bring the balance to zero.

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

The Partnership recorded the issuance of the Class E units at a fair value of $767.7 million, which was $364.0 million higher than the $403.7 million carrying value of the Partnership’s related noncontrolling interest in Alberta Clipper. As a result, the Partnership reduced the carrying values of the Class A and Class B common units, the i-units, and the General Partner interest by $364.0 million on a pro-rata basis. The recording of this noncash transaction reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, by $46.2 million, net of a $27.3 million tax benefit. A corresponding reduction to our “Shareholders’ equity” was recorded and is reflected under “Capital account adjustments” in the significant changes in the statements of shareholders’ equity. The recording of this transaction also reduced the carrying values of both classes of the common units below zero.

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

5. RELATED PARTY TRANSACTIONS

We are a limited partner in the Partnership and, pursuant to a delegation of control agreement among us, the General Partner and the Partnership, we have assumed the General Partner’s responsibility to manage the business and affairs of the Partnership and its subsidiaries. The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s limited Partnership Agreement, allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS  – (continued)

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc., a subsidiary of the General Partner, which we refer to as EES, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the years ended December 31, 2016, 2015 and 2014, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements and were immaterial.

6. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

As a result of several transactions impacting the Partnership’s equity accounts in 2014, we recognized tax benefits that resulted in a deferred tax asset of $73.7 million as of December 31, 2014. In January 2015, as a result of the Partnership’s Drop Down of their remaining equity investment in Alberta Clipper and the issuance of Class E units, we recorded an additional $44.6 million deferred tax benefit. Further, capital account deficits generated on the Class A and Class B common units during 2015 resulted in equity losses from our investment in the Partnership, which created additional tax benefits.

During the third quarter of 2015, we updated our forecasts and concurrently reevaluated the reversal of our temporary difference related to the investment in EEP. As a result of this revision to our forecast, we determined that Class A and Class B common units would continue to be cured primarily from income allocations of the i-units into the foreseeable future. Based on the estimates of our future operating income included in our forecasts, including curing impacts, we concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we recognized a full valuation allowance on the net deferred tax asset during the third quarter of 2015. The recognition of the valuation allowance resulted in additional tax expense of $274.8 million for the year ended December 31, 2015. We considered our disclosure of the valuation allowance as shown in the effective rate reconciliation as compared to the table of deferred taxes, and noted that this is consistent with our application of the intraperiod allocation of the valuation allowance between the loss in continuing operations and other comprehensive income.

The tax effects of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	December 31,
	2016	2015
	(in millions)
Investment in Partnership	$320.9	$273.6
Valuation allowance on investment in Partnership	(320.9)	(273.6)
Net deferred tax asset (liability)	$—	$—

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

6. INCOME TAXES  – (continued)

The effective income tax rates we used in computing the income tax provisions for the years ended December 31, 2016, 2015 and 2014 are presented in the following table. There were no cash payments for income taxes during the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Income (loss) before income tax benefit (expense)	$(121.9)	$(379.7)	$43.7
Federal Income tax benefit (expense)	42.6	132.9	(15.3)
State Income tax benefit (expense)	2.3	9.2	(1.3)
Tax Rate change	(3.7)	—	—
Valuation allowance	(39.4)	(274.8)	—
Total income tax benefit (expense)(1)	$1.8	$(132.7)	$(16.6)
Effective income tax rate(2)	1.5%	(34.9)%	37.9%

(1)	Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance, which were previously recorded when the losses were reflected in Other Comprehensive Income.
(2)	For the year ended December 31, 2015, the effective income tax rate is negative as we had tax expense on a pre-tax book loss. The tax expense is a result of the valuation allowance as noted above, which resulted in a tax expense instead of a tax benefit on the pre-tax book loss for the year ended December 31, 2015.

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2015, 2014 and 2013.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

7. SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The following table provides summarized financial information of the Partnership:

	For the years ended December 31,
	2016	2015	2014
	(in millions)
Operating revenue	$4,481.9	$5,146.1	$7,964.7
Operating expenses	4,153.8	4,464.5	6,878.0
Operating income	$328.1	$681.6	$1,086.7
Net income (loss)	$(41.3)	$454.3	$740.0
Less: Net income attributable to:
Noncontrolling interest	26.4	221.1	263.3
Series 1 preferred unit distributions	90.0	90.0	90.0
Accretion of discount on Series 1 preferred units	4.7	11.2	14.9
Net income (loss) attributable to Enbridge Energy Partners, L.P.	$(162.4)	$132.0	$371.8
Less: Net income attributable to the General Partner(1)	214.1	216.8	153.4
Net income (loss) attributable to common units and i-units(2)	$(376.5)	$(84.8)	$218.4
Current assets	$401.2	$556.3	$955.4
Long-term assets(3)	$17,708.9	$18,218.0	$16,771.1
Current liabilities	$1,102.2	$1,590.3	$1,915.9
Long-term liabilities(3)	$9,185.4	$8,271.9	$7,081.2
Noncontrolling interest	$3,846.1	$3,944.5	$3,609.0
Partners’ capital	$7,822.5	$8,912.1	$8,729.4

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class D units, Class E units, and IDUs.
(2)	The Partnership allocates its net income among the Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in its Partnership Agreement.
(3)	On January 1, 2016, the Partnership adopted ASU No. 2015-03, which requires the Partnership to present debt issuance costs in the balance sheet of the Partnership as a reduction to the carrying amount of the debt liability, rather than as an asset.

8. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(dollars in millions, except per share amounts)
2016 Quarters
Net loss	$(116.2)	$(1.3)	$(1.3)	$(1.3)	$(120.1)
Net loss per share, (basic and diluted)	$(1.56)	$(0.02)	$(0.02)	$(0.02)	$(1.54)
2015 Quarters
Net income (loss)	$10.8	$(58.1)	$(277.8)	$(187.3)	$(512.4)
Net income (loss) per share, (basic and diluted)	$0.16	$(0.83)	$(3.91)	$(2.58)	$(7.26)

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

9. SUBSEQUENT EVENTS

Share Distribution

On January 26, 2017, our board of directors declared a share distribution payable on February 14, 2017, to shareholders of record as of February 7, 2017, based on the $0.5830 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2017 was 2,126,649. The amount of this increase is calculated by dividing $0.5830, the cash amount distributed by the Partnership per common unit by $22.44, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 81,857,168, the number of shares outstanding on the record date. We distributed an additional 1,878,115 Listed Shares to our public shareholders and 248,534 shares to the General Partner in respect of these additional i-units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, beginning on the second page of Item 8. Financial Statements and Supplementary Data, after the table of contents.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2016.

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

Name	Age	Position
Jeffrey A. Connelly	70	Director and Chairman of the Board
J. Richard Bird	67	Director
J. Herbert England	70	Director
C. Gregory Harper	52	Director and Executive Vice President — Gas Pipelines & Processing
D. Guy Jarvis	53	Director and Executive Vice President — Liquids Pipelines
Mark A. Maki	52	Director and President and Principal Executive Officer
William S. Waldheim	60	Director
Dan A. Westbrook	64	Director
John K. Whelen	57	Director
Mark R. Boyce	53	Vice President — Liquids Pipelines Law and Assistant Corporate Secretary
David W. Bryson	50	Senior Vice President — Liquids Pipelines, Operations
Leo J. Golden	50	Vice President — Major Projects
Noor S. Kaissi	44	Controller
E. Chris Kaitson	60	Vice President — Law and Assistant Corporate Secretary
Stephen J. Neyland	49	Vice President — Finance
Jonathan N. Rose	49	Treasurer
Allan M. Schneider	58	Vice President, Regulated Engineering and Operations
Bradley F. Shamla	48	Vice President — Liquids Pipelines, Operations
Leon A. Zupan	61	Executive Vice President — Liquids Pipelines, Operations

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

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and Enbridge Management in October 2012. He retired from Enbridge in early 2015, having served as Executive Vice President, Chief Financial Officer and Corporate Development, and various other roles, including: Executive Vice President Liquids Pipelines, Senior Vice President Corporate Planning and Development, and Vice President and Treasurer during his tenure with Enbridge which began in 1995. Mr. Bird serves on the Board of Directors or Trustees of Enbridge Pipelines Inc., Enbridge

Income Fund Holdings Inc., Gaz Metro Inc. and Bird Construction Company Inc. He is a member of the Board of Directors of the Alberta Investment Management Company and chairman of its audit committee. Mr. Bird is also a member of the Investment Committee of the University of Calgary Board of Governors. He was named Canada’s CFO of the Year for 2010. He holds a Bachelor of Arts degree from the University of Manitoba, and a Masters of Business Administration and PhD from the University of Toronto and has completed the Advanced Management Program at Harvard Business School.

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

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of our General Partner and the board of directors of Enbridge Management on January 30, 2014, and he was elected Executive Vice President — Gas Pipelines & Processing of each of the General Partner and Enbridge Management on April 30, 2014. Mr. Harper was also appointed to the board of directors of Midcoast Holdings, L.L.C. on January 30, 2014, principal executive officer on February 28, 2014, and on December 31, 2014, he was elected as President of Midcoast Holdings, L.L.C., Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He has served on the board of directors of Sprague Operating Resources L.L.C. since October 2013. Prior to joining Enbridge, Mr. Harper served as the Senior Vice President, Midstream for Southwestern Energy since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, L.L.C. from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America for 2013.

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

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Senior Vice President of Midcoast Holdings, L.L.C. Additionally, in October 2016, Mr. Maki was elected to serve Enbridge as Senior Vice President — Finance. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served Midcoast Holdings, L.L.C. as Principal Executive Officer until February, 2014 and previously served as Vice President — Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki brings over thirty years of oil and gas experience to the board having joined Enbridge in 1986 and progressing through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

William S. Waldheim

William S. Waldheim was elected as a director of the General Partner and Enbridge Management in February 2016 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. He previously served as President of DCP Midstream Partners LP where he had overall responsibility for DCP partnership affairs including commercial, trading and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil and natural gas liquids marketing and logistics. From 2005 to 2008 he was Group Vice President of commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time they were acquired by DCP.

Mr. Waldheim provides our Board with a broad range of industry experience through his long career in the petroleum industry, ranging from upstream, midstream and downstream and across oil and gas and liquids sectors.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director and chairman of the board of Midcoast Holdings, L.L.C., the general partner of Midcoast Energy Partners, L.P., and serves on their Audit Finance & Risk Committee. From 2013 to 2016, Mr. Westbrook served as a director of SandRidge Energy, Inc. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provided software and consultant services to the oil and gas industry.

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

OTHER EXECUTIVE OFFICERS

Mark R. Boyce was appointed Vice President, Liquids Pipelines Law and Assistant Corporate Secretary of the General Partner and Enbridge Management in June 2016. Mr. Boyce also currently serves as Vice President, Liquids Pipelines — Law of several Enbridge subsidiaries. Prior to that, from May 2015 to June 2016, he was Vice President, Chief Compliance & Privacy Officer for Enbridge and from April 2012 until May 2015, he was Vice President & Chief Compliance Officer for Enbridge, responsible for the development and performance of compliance, training and ethics programs. Prior to April 2012, Mr. Boyce served Enbridge Gas Distribution (“EGD”) as Vice President, Law & Information Technology, a position he had progressed to after joining Enbridge as a corporate solicitor for the predecessor of EGD in August 1993.

David W. Bryson was appointed Senior Vice President — Liquids Pipelines, Operations of the General Partner and Enbridge Management in October 2016. Since June 2016, Mr. Bryson also serves the Liquids Pipelines Division of Enbridge as Senior Vice President, Operations, Liquids Pipelines, responsible for North American field operations across the Mainline, Gathering and Storage assets of the Liquids Pipelines Division. Prior to that, from April 2014, he was Vice President, Customer Service, Liquids Pipelines, after serving from July 2012 to April 2014 as Vice President, Asset Performance & Development and Vice President, Strategy & Integrated Services. Mr. Bryson joined Enbridge in 1994 via Enbridge Gas Distribution as a manager and progressed into the Major Projects Division in 2008, where he held various roles directing several of the major projects and programs, and progressed to the Liquids Pipelines division in 2012.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2016 were timely made.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on February 24, 2016.

CODE OF ETHICS, STATEMENT ON BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. We also have a Statement on Business Conduct applicable to all of our employees, officers and directors. We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. Copies of the Code of Ethics for Senior Financial Officers, Statement on Business Conduct, and the Corporate Governance Guidelines are available on our website at www.enbridgemanagement.com. A copy of the Statement on Business Conduct is also included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for Senior Officers or Statement on Business Conduct or amendments to our Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, these materials are available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 16, 2017, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(1)(2) 1100 Louisiana St., Suite 3300 Houston, TX 77002	9,814,885	11.7
Energy Income Partners, LLC(3) 10 Wright Street Westport, CT 06880	8,933,822	10.6
Kayne Anderson Capital Advisors, L.P.(4) 1800 Avenue of Stars, Third Floor Los Angeles, CA 90067	8,336,082	9.9
Advisory Research Inc.(5) 180 N. Stetson Ave., Suite 5500 Chicago, IL 60601	6,701,983	8.0
First Trust Portfolios L. P. and First Trust Advisors L.P.(6) 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	7,192,152	8.6
Morgan Stanley Investment Management Inc.(7) 1585 Broadway New York, NY 10036	5,421,624	6.5
Salient Capital Advisors, LLC(8) 4265 San Felipe, 8th Floor Houston, TX 77027	5,233,183	6.2

(1)	As of February 14, 2017, there were 83,983,811 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership Agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.
(2)	The General Partner also owns 6.33, or 100%, of our voting shares, which are not Listed Shares.
(3)	Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville, Saul Ballesteros and John Tysseland jointly reported in their Schedule 13G, filed February 14, 2017, that: (a) they each have shared voting power and shared dispositive power of 8,933,822 of our Listed Shares; (b) Energy Income Partners, LLC serves as a sub-adviser to certain registered investment companies advised by First Trust Advisors LP (“Sub Advised Funds”); (c) as of December 31, 2016 the Sub Advised Funds owned 9.9% of our Listed Shares; (d) James J. Murchie, Eva Pao and John Tysseland are the portfolio managers with respect to portfolios managed by Energy Income Partners, LLC; and (e) Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC.
(4)	Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 8,336,082 shares in its amendment to its Schedule 13G, filed January 10, 2017. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.
(5)	Advisory Research Inc. reported shared voting power as to 6,683,456 shares and shared dispositive power as to 6,701,983 in its Schedule 13G, filed February 13, 2017.
(6)	On its joint Schedule 13G, filed January 19, 2017, First Trust Portfolios L.P. and First Trust Advisors L. P., foregoing, The Charger Corporation, reported shared voting and shared dispositive power as to the 7,192,152 shares by First Trust Advisors L.P. and The Charger Corporation. First Trust Portfolio L.P. sponsors unit investment trusts which hold the Listed Shares; First Trust Advisors L.P. acts as portfolio supervisor of the unit investment trusts. The foregoing entities disclaim having the power to vote such listed shares as they are voted by the trustee of such unit investment trusts.
(7)	Morgan Stanley Investment Management Inc. reported shared voting power as to 5,215,107 shares and shared dispositive power as to 5,421,624 in its Schedule 13G, filed February 10, 2017.
(8)	Salient Capital Advisors LLC reported shared voting power as to 5,233,183 shares and shared dispositive power as to 5,233,183 in its Schedule 13G, filed January 26, 2017.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 16, 2017 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the Named Executive Officers, or NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	115,653	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	7,149	*	Class A common units	4,000	*
William S. Waldheim(4)	Listed Shares	—		Class A common units	6,000	*
Dan A. Westbrook(5)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland(6)(7)	Listed Shares	10,548	*	Class A common units	1,200	*
Bradley F. Shamla	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (19 persons)	Listed Shares	133,350	*	Class A common units	62,826	*

*	Less than 1%.
(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.
(2)	Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.
(3)	The 115,653 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.
(4)	The 6,000 Class A common units beneficially held by Mr. Waldheim are held in the Waldheim Family Trust.
(5)	Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.
(6)	The 10,548 Listed shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.
(7)	The 1,200 Class A common units beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

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

For the years ended December 31, 2016, 2015 and 2014, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2016, 2015 and 2014, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II, Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 16, 2017, the General Partner owned approximately 9,814,885, or approximately 11.7%, of our Listed Shares and 6.33, or 100%, of our voting shares.

At February 16, 2017, we owned 83,983,817 i-units, representing all of the outstanding i-units and an approximate 16.9% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

DIRECTOR INDEPENDENCE

For a discussion of director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2016	2015
Audit Fees(1)	$89,000	$89,000
Total	$89,000	$89,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our board of directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2016 and 2015 were approved by the Audit Committee.

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

Enbridge Energy Management, L.L.C. (Registrant)
Date: February 16, 2017	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

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
/s/ William S. Waldheim William S. Waldheim Director

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

Exhibit Number	Description
3.1	Certificate of Formation of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Registration Statement on Form S-1 filed on May 31, 2002).
3.2	Amendment to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.3 to Enbridge Management’s Quarterly Report on Form 10-Q filed on April 30, 2007).
3.3	Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (including Purchase Provisions adopted by Enbridge) (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on December 20, 2012).
3.4	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 3.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on July 30, 2015).
10.1	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.2	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.3	First Amending Agreement to the Delegation of Control Agreement dated October 17, 2002 (incorporated by reference to Exhibit 10.1 of Enbridge Management’s Quarterly Report on Form 10-Q filed on May 5, 2005).
10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
10.8	Form of Indemnification Agreement by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of to the Partnership’s Quarterly Report on Form 10-Q, filed on October 30, 2015).
10.9	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 30, 2013).
+10.10	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to Exhibit 10.35 of the Partnership’s Current Report on Form 8-K filed on January 28, 2008).
+10.11	Executive Employment Agreement between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation dated May 11, 2001 (incorporated by reference to Exhibit 10.36 of the Partnership’s Annual Report on Form 10-K filed on March 28, 2003).
+10.12	Executive Employment Agreement between Leon Zupan, as Executive, and Enbridge Inc., dated December 6, 2012, effective August 1, 2012 (incorporated by reference to Exhibit 10.1 of the Partnership’s Annual Report on Form 10-K filed on February 14, 2013).

Exhibit Number	Description
+10.13	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of the Partnership’s Annual Report on Form 10-K filed on February 18, 2014).
+10.14	Executive Employment Agreement, entered into March 14, 2014, between D. Guy Jarvis, the Executive, and Enbridge Inc., effective March 1, 2014 (incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed on March 18, 2014).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Enbridge Management’s Annual Report on Form 10-K filed on March 12, 2004).
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter for the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of Enbridge Management’s Annual Report on Form 10-K filed on February 25, 2005).
*99.2	Enbridge Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Maki, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enbridge Energy Management, L.L.C.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 16, 2017	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Neyland, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enbridge Energy Management, L.L.C.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 16, 2017	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 of the United States Code

The undersigned, being the Principal Executive Officer of Enbridge Energy Management, L.L.C. (the “Company”), hereby certifies that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 16, 2017	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 of the United States Code

The undersigned, being the Principal Financial Officer of Enbridge Energy Management, L.L.C. (the “Company”), hereby certifies that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 16, 2017	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)