Form 10-Q
period 2017-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2017-05-10
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The Registrant had 83,983,811 Listed Shares outstanding as of May 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended
March 31, 2017.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: 1) changes in the demand for the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties and injunctive relief assessed in connection with the crude oil release on that line; (6) costs in connection with complying with the settlement consent decree, to which the Partnership is subject, related to Line 6B and Line 6A, which is still subject to court approval, or the failure to receive court approval of, or material modifications to, such decree; (7) changes in or challenges to the Partnership’s tariff rates; (8) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (9) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide

i

additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets. As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks to the Partnership that also may affect us.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	For the three months ended March 31,
	2017	2016
	(unaudited; in millions, except per share amounts)
Equity loss from investment in Enbridge Energy Partners, L.P. (Note 1)	$(2.5)	$(116.2)
Loss before income tax benefit	(2.5)	(116.2)
Income tax benefit (Note 3)	0.8	—
Net loss	$(1.7)	$(116.2)
Net loss per share, (basic and diluted)	$(0.02)	$(1.56)
Weighted average shares outstanding	82.9	74.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2017	2016
	(unaudited; in millions)
Net loss	$(1.7)	$(116.2)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit of $0.8 million and $0.0 million, respectively	1.7	(16.4)
Comprehensive loss	$—	$(132.6)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2017	2016
	(unaudited; in millions)
Cash provided by operating activities:
Net loss	$(1.7)	$(116.2)
Adjustments to reconcile net loss to net cash in operating activities:
Equity loss from investment in Enbridge Energy Partners, L.P.	2.5	116.2
Changes in operating assets and liabilities:
Deferred income taxes	(0.8)	—
Other	—	(0.1)
Net cash used in operating activities	—	(0.1)
Cash used in investing activities:
Net cash used in investing activities	—	—
Cash provided by financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	—	(0.1)
Cash and cash equivalents at beginning of year	0.8	0.8
Cash and cash equivalents at end of period	$0.8	$0.7

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	March 31, 2017	December 31, 2016
	(unaudited; in millions)
ASSETS
Cash	$0.8	$0.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity (Note 2)
Voting shares-unlimited authorized; 6.33 and 6.17 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$—	$—
Listed shares-unlimited authorized; 83,983,811 and 81,857,162 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,670.6	1,622.9
Accumulated deficit	(1,615.0)	(1,565.6)
Accumulated other comprehensive loss	(54.8)	(56.5)
	0.8	0.8
	$0.8	$0.8

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

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position at March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016. We derived our statements of financial position as of December 31, 2016 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our results of operations for the three months ended March 31, 2017 and 2016 should not be taken as indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with our financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, these unaudited interim financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Partnership Incentive and Other Distributions

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits are brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rata basis. Until we discontinued equity accounting for our investment in the Partnership on March 31, 2016, our equity income from the Partnership was reduced for our pro-rata share of such reallocations needed to cure the capital account deficits of the Class A and Class B common units.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we ceased recognition of our equity interest in the earnings of the Partnership when the carrying amount of our investment was reduced to zero. We do not recognize additional losses as we are not obligated to provide further financial support to the Partnership. Further, our accumulated other comprehensive income is comprised of our historical interest in the Partnership’s other comprehensive income, which is based primarily on the effective mark-to-market changes in the Partnership’s underlying cash flow hedge contracts. We amortize into earnings the accumulated other comprehensive loss as of March 31, 2016, on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

2. SHAREHOLDERS’ EQUITY

The following table presents significant changes in Shareholders’ equity during the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
	(in millions)
Listed Shares:
Beginning balance	$1,622.9	$1,443.8
Share distributions	47.7	42.7
Ending balance	$1,670.6	$1,486.5
Accumulated deficit:
Beginning balance	$(1,565.6)	$(1,266.4)
Net loss	(1.7)	(116.2)
Share distributions	(47.7)	(42.7)
Ending balance	$(1,615.0)	$(1,425.3)
Accumulated other comprehensive loss:
Beginning balance	$(56.5)	$(44.1)
Equity in other comprehensive income (loss) of the Partnership	1.7	(16.4)
Ending balance	$(54.8)	$(60.5)
Total Shareholders’ equity	$0.8	$0.7

Share Distributions

The following table sets forth the details regarding our share distributions, as approved by our board of directors, for the three months ended March 31, 2017:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
January 26, 2017	February 7, 2017	February 14, 2017	$0.5830	$22.44	2,126,649	1,878,115	248,534

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $47.7 million and $42.7 million during the three months ended March 31, 2017 and 2016, respectively.

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

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of March 31, 2017.

The effective income tax rates for the three months ended March 31, 2017 and 2016 are presented in the following table:

	For the three months ended March 31,
	2017	2016
	(unaudited; in millions except for tax rate amounts)
Loss before income tax benefit	$(2.5)	$(116.2)
Income tax benefit	0.8	43.4
Valuation allowance	—	(43.4)
Total income tax benefit(1)	$0.8	$—
Effective income tax rate	30.8%	—%

(1)	Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance, which were previously recorded when the losses were reflected in Other Comprehensive Income.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	For the three months ended March 31,
	2017	2016
	(in millions)
Operating revenue	$1,178.7	$1,061.6
Operating expenses	931.4	793.6
Operating income	$247.3	$268.0
Net income	$157.4	$172.4
Less: Net income attributable to:
Noncontrolling interest	68.3	68.8
Series 1 preferred unit distributions	22.5	22.5
Accretion of discount on Series 1 preferred units	1.2	1.1
Net income attributable to Enbridge Energy Partners, L.P.	$65.4	$80.0
Less: Net income attributable to the General Partner(1)	11.3	55.9
Net income attributable to common units and i-units(2)	$54.1	$24.1

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class D units, Class E units, and IDUs.
(2)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 16.9% and 15.6% of the Partnership at March 31, 2017 and 2016, respectively.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

5. SUBSEQUENT EVENTS

Share Distribution

On April 27, 2017, our board of directors declared a share distribution payable on May 15, 2017, to shareholders of record as of May 8, 2017, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from Enbridge Energy Partners, L.P., or the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At March 31, 2017 and 2016, through our ownership of i-units, we had an approximate 16.9% and 15.6%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership. Historically, our share of the Partnership’s earnings was reduced by (1) allocations of income to the Preferred Units, Class D and Class E units, and IDUs, and (2) curing impacts on limited partnership interests whose capital account balances become negative during a quarter.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero. We do not provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts. As a result, our net loss for the three months ended March 31, 2017 consisted of and future losses will consist of amortization of remaining accumulated other comprehensive loss.

The following table presents our results of operations for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(in millions)
Equity loss from investment in Enbridge Energy Partners, L.P	$(2.5)	$(116.2)
Loss before income tax benefit	(2.5)	(116.2)
Income tax benefit	0.8	—
Net loss	$(1.7)	$(116.2)

For the three months ended March 31, 2017, our equity loss from investment in the Partnership decreased by $113.7 million as compared to the same period in 2016. The decrease was due to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the three months ended March 31, 2017 to the amortization of the accumulated other comprehensive loss as discussed above.

For the three months March 31, 2017, our income tax benefit increased by $0.8 million as compared to same period in 2016. The increase was primarily due to the tax impact of the amortization of accumulated other comprehensive loss. No similar charge was recorded during the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (1) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (2) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At March 31, 2017, our issued capitalization consisted of $1,670.6 million associated with our 83,983,811 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2017. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class D units, Class E units, and IDUs will receive distributions from the Partnership in cash.

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

SUBSEQUENT EVENTS

Share Distribution

On April 27, 2017, our board of directors declared a share distribution payable on May 15, 2017, to shareholders of record as of May 8, 2017, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2017.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in aggregate, have a material adverse effect on our financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)
Date: May 10, 2017	By: /s/ Mark A. Maki Mark A. Maki President (Principal Executive Officer)
Date: May 10, 2017	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.