Form 10-Q
period 2017-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2017-08-03
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The Registrant had 85,620,907 Listed Shares outstanding as of July 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended
June 30, 2017.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.,

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us.

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, including the rate of development of the Alberta Oil Sands; (2) the Partnership’s ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B;(6) changes in or challenges to the Partnership’s tariff rates; (7) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets.

i

As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and in any Quarterly Report on Form 10-Q filed thereafter, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks to the Partnership that also may affect us.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited; in millions, except per unit amounts)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2.5)	$(1.9)	$(5.0)	$(118.1)
Loss before income tax benefit	(2.5)	(1.9)	(5.0)	(118.1)
Income tax benefit	0.8	0.6	1.6	0.6
Net loss	$(1.7)	$(1.3)	$(3.4)	$(117.5)
Net loss per share, (basic and diluted)	$(0.02)	$(0.02)	$(0.04)	$(1.55)
Weighted average shares outstanding	84.9	77.0	83.9	75.9
Distribution paid per partner unit	$0.350	$0.583	$0.933	$1.166

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited; in millions)
Net loss	$(1.7)	$(1.3)	$(3.4)	$(117.5)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit of $0.8, $0.6, $1.6 and $0.6, respectively	1.7	1.3	3.4	(15.0)
Comprehensive loss	$—	$—	$—	$(132.5)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six months ended June 30,
	2017	2016
	(unaudited; in millions)
Listed Shares:
Beginning balance	$1,622.9	$1,443.8
Distributions	77.1	87.0
Ending balance	$1,700.0	$1,530.8
Accumulated deficit:
Beginning balance	$(1,565.6)	$(1,266.4)
Net loss	(3.4)	(117.5)
Distributions	(77.1)	(87.0)
Ending balance	$(1,646.1)	$(1,470.9)
Accumulated other comprehensive loss:
Beginning balance	$(56.5)	$(44.1)
Equity in other comprehensive income (loss) of the Partnership	3.4	(15.0)
Ending balance	$(53.1)	$(59.1)
Total shareholders’ equity at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2017	2016
	(unaudited; in millions)
Operating activities:
Net loss	$(3.4)	$(117.5)
Adjustments to reconcile net loss to net cash in operating activities:
Equity loss from investment in Enbridge Energy Partners, L.P.	5.0	118.1
Changes in operating assets and liabilities:
Deferred income tax benefit	(1.6)	(0.6)
Net cash used in operating activities	—	—
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	0.8	0.8
Cash and cash equivalents at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	June 30, 2017	December 31, 2016
	(unaudited; in millions; except per share amounts)
ASSETS
Cash	$0.8	$0.8
Investment in Enbridge Energy Partners, L.P.	—	—
Total Assets	$0.8	$0.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity
Voting shares-unlimited authorized; 6.46 and 6.17 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$—	$—
Listed shares-unlimited authorized; 85,620,907 and 81,857,162 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,700.0	1,622.9
Accumulated deficit	(1,646.1)	(1,565.6)
Accumulated other comprehensive loss	(53.1)	(56.5)
Total Liabilities and shareholders’ equity	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. GENERAL

The terms “we”, “our”, “us” and “Enbridge Energy Management” as used in this report refer collectively to Enbridge Energy Management, LLC unless the context suggests otherwise.

Nature of Operations

We are a limited partner of Enbridge Energy Partners, L.P., (the Partnership), through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., (the General Partner), manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. (Enbridge), an energy infrastructure company based in Calgary, Alberta, Canada.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for annual financial statements and notes and should therefore be read in conjunction with our audited annual financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim financial statements follow the same significant accounting policies as those included in our annual financial statements for the year ended December 31, 2016. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, these unaudited interim financial statements should also be read in conjunction with the Partnership’s audited consolidated financial statements and notes presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

2. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of June 30, 2017.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

2. INCOME TAXES  – (continued)

The effective income tax rates for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited; in millions except for tax rate amounts)
Loss before income tax benefit	$(2.5)	$(1.9)	$(5.0)	$(118.1)
Income tax benefit	0.8	0.6	1.6	44.0
Valuation allowance	—	—	—	(43.4)
Total income tax benefit(1)	$0.8	$0.6	$1.6	$0.6
Effective income tax rate	32.0%	31.6%	32.0%	0.5%

(1)	Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance, which were previously recorded when the losses were reflected in other comprehensive income.

3. CONTINGENCIES

We are in the early stages of discovery in relation to a unitholder derivative action, with trial scheduled in the second quarter of 2018. Accordingly, an estimate of reasonably possible losses, if any, associated with causes of action cannot be made until all of the facts, circumstances and legal theories relating to such claims and the defenses are fully disclosed and analyzed. We have not established any reserves relating to this action. We believe the action is without merit and expect to vigorously defend against it. We believe an unfavorable outcome to be more than remote but less than probable.

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$596.5	$621.3	$1,201.2	$1,251.0
Operating expenses	285.0	298.8	621.1	632.2
Operating income	$311.5	$322.5	$580.1	$618.8
Income from continuing operations	$232.4	$240.7	$411.3	$443.4
Net income	$197.0	$177.7	$354.5	$350.1
Less: Net income attributable to:
Noncontrolling interest	90.6	70.3	158.9	139.1
Series 1 preferred unit distributions	6.5	22.5	29.0	45.0
Accretion of discount on Series 1 preferred units	7.3	1.2	8.5	2.3
Net income attributable to Enbridge Energy Partners, L.P.	$92.6	$83.7	$158.1	$163.7
Less: Net income attributable to the General Partner(1)	11.9	56.0	24.0	111.9
Net income attributable to common units and i-units(2)	$80.7	$27.7	$134.1	$51.8

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.
(2)	The Partnership allocates its net income among the holders of Preferred Units, the General Partner and limited partners first using preferred unit distributions and then the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income, after noncontrolling interest and preferred unit distributions, to the General Partner and its limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 19.2% and 15.9% of the Partnership at June 30, 2017 and 2016, respectively.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

5. SUBSEQUENT EVENTS

Share Distribution

On July 28, 2017, our board of directors declared a share distribution payable on August 14, 2017, to shareholders of record as of August 7, 2017, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At June 30, 2017 and 2016, through our ownership of i-units, we had an approximate 19.2% and 15.9%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero. We do not provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts. As a result, our net loss for the three and six months ended June 30, 2017 consisted of, and future losses will consist of, amortization of remaining accumulated other comprehensive loss.

The following table presents our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2.5)	$(1.9)	$(5.0)	$(118.1)
Loss before income tax benefit	(2.5)	(1.9)	(5.0)	(118.1)
Income tax benefit	0.8	0.6	1.6	0.6
Net loss	$(1.7)	$(1.3)	$(3.4)	$(117.5)

For the three months ended June 30, 2017, there was no material change in our net loss, as compared to the same period of the previous year, as there was no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits.

For the six months ended June 30, 2017, our net loss decreased by $114.1 million, compared with the corresponding 2016 period. The decrease was due primarily to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the applicable period to the amortization of the accumulated other comprehensive loss as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the New York Stock Exchange, or NYSE, and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At June 30, 2017, our issued capitalization consisted of $1,700.0 million associated with our 85,620,907 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2017. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class F and Class E units will receive distributions from the Partnership in cash. Instead of receiving cash distributions on the i-units we own, however, we receive additional i-units under the terms of the Partnership Agreement. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge Inc., or Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2017.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, Note 3. Contingencies, which is incorporated herein by reference.

Brinckerhoff v. Enbridge Energy Co., Inc. et al.

On July 20, 2015, plaintiff Peter Brinckerhoff, individually and as trustee of the Peter R. Brinckerhoff Trust, filed a Verified Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware against the General Partner, Enbridge, the Partnership, Enbridge Pipelines (Alberta Clipper) L.L.C., Enbridge Energy, Limited Partnership, us, and the following individuals: Jeffrey A. Connelly, Rebecca B. Roberts, Dan A. Westbrook, J. Richard Bird, J. Herbert England, C. Gregory Harper, D. Guy Jarvis, Mark A. Maki, and John K. Whelen, (collectively, the Director Defendants). The Complaint asserts both class action claims on behalf of holders of the Partnership’s Class A Common Units, as well as derivative claims brought on behalf of the Partnership. The plaintiff’s claims arise out of the January 2, 2015 repurchase by the Partnership of the General Partner’s 66.67% interest in the Alberta Clipper Pipeline (the 2015 Transaction). First, the plaintiff alleges that the 2015 Transaction improperly amended without Public Unitholder consent the Sixth Amended and Restated Agreement of Limited Partnership (the LPA) so as to allocate to the Public Unitholders taxable income that should have been allocated to the General Partner (the Special Tax Allocation). Second, the plaintiff alleges that the Partnership paid an unfair price for the General Partner’s 66.67% interest in the Alberta Clipper Pipeline such that the 2015 Transaction breached the LPA because it was not fair and reasonable to the Partnership. The Complaint asserts claims for breach of fiduciary duty, breach of the covenant of good faith and fair dealing, breach of residual fiduciary duties, tortious interference, aiding and abetting, and rescission and reformation.

On April 29, 2016, the court granted Enbridge’s and the Director Defendants’ motion to dismiss and dismissed the case in its entirety. On May 26, 2016 the Plaintiff appealed that dismissal to the Delaware Supreme Court. On March 20, 2017, the Delaware Supreme Court reversed in part and affirmed in part the ruling of the Court of Chancery. Specifically, the Delaware Supreme Court affirmed that the enactment of the Special Tax Allocation did not breach the LPA, but reversed on the question of whether the Plaintiff had adequately alleged that the price the Partnership paid in the 2015 Transaction, including the Special Tax Allocation component, was fair and reasonable to the Partnership. The parties are currently in the early stages of discovery, with trial scheduled in the second quarter of 2018.

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

Enbridge Energy Management, L.L.C. (Registrant)
Date: August 2, 2017	By: /s/ Mark A. Maki Mark A. Maki President (Principal Executive Officer)
Date: August 2, 2017	By: /s/ Chris Johnston Chris Johnston Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.