Form 10-Q
period 2017-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2017-11-02
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The Registrant had 87,569,468 Listed Shares outstanding as of October 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended
September 30, 2017.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the effectiveness of the various actions taken by the Partnership resulting from its strategic review; (2) changes in the demand for the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, including the rate of development of the Alberta Oil Sands; (3) the Partnership’s ability to successfully complete and finance expansion projects; (4) the effects of competition, in particular, by other pipeline systems; (5) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (6) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties and injunctive relief assessed in connection with the crude oil release on that line;(7) changes in or challenges to the Partnership’s tariff rates; (8) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (9) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited; in millions, except per unit amounts)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2.5)	$(1.9)	$(7.5)	$(120.0)
Loss before income tax benefit	(2.5)	(1.9)	(7.5)	(120.0)
Income tax benefit	0.8	0.6	2.4	1.2
Net loss	$(1.7)	$(1.3)	$(5.1)	$(118.8)
Net loss per share, (basic and diluted)	$(0.02)	$(0.02)	$(0.06)	$(1.54)
Weighted average shares outstanding	86.7	79.1	84.8	76.9
Distribution paid per partner unit	$0.350	$0.583	$1.283	$1.749

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited; in millions)
Net loss	$(1.7)	$(1.3)	$(5.1)	$(118.8)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit of $0.8, $0.6, $2.4 and $1.2, respectively	1.7	1.3	5.1	(13.7)
Comprehensive loss	$—	$—	$—	$(132.5)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine months ended September 30,
	2017	2016
	(unaudited; in millions)
Listed Shares:
Beginning balance	$1,622.9	$1,443.8
Share distributions	107.1	132.5
Ending balance	$1,730.0	$1,576.3
Accumulated deficit:
Beginning balance	$(1,565.6)	$(1,266.4)
Net loss	(5.1)	(118.8)
Share distributions	(107.1)	(132.5)
Ending balance	$(1,677.8)	$(1,517.7)
Accumulated other comprehensive loss:
Beginning balance	$(56.5)	$(44.1)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P.	5.1	(13.7)
Ending balance	$(51.4)	$(57.8)
Total shareholders’ equity at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2017	2016
	(unaudited; in millions)
Operating activities:
Net loss	$(5.1)	$(118.8)
Adjustments to reconcile net loss to net cash in operating activities:
Equity loss from investment in Enbridge Energy Partners, L.P.	7.5	120.0
Deferred income tax benefit	(2.4)	(1.2)
Net cash used in operating activities	—	—
Investing activities:
Net cash used in investing activities	—	—
Financing activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	0.8	0.8
Cash and cash equivalents at end of period	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION

	September 30, 2017	December 31, 2016
	(unaudited; in millions; except per share amounts)
ASSETS
Cash	$0.8	$0.8
Investment in Enbridge Energy Partners, L.P.	—	—
Total Assets	$0.8	$0.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commitments and contingencies
Shareholders’ equity
Voting shares - unlimited authorized; (6.60 and 6.17 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	$—	$—
Listed shares - unlimited authorized; (87,569,468 and 81,857,162 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	1,730.0	1,622.9
Accumulated deficit	(1,677.8)	(1,565.6)
Accumulated other comprehensive loss	(51.4)	(56.5)
Total Liabilities and shareholders’ equity	$0.8	$0.8

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. GENERAL

The terms “we”, “our”, “us” and “Enbridge Energy Management” as used in this report refer collectively to Enbridge Energy Management, LLC unless the context suggests otherwise.

Nature of Operations

We are a limited partner of Enbridge Energy Partners, L.P., (the Partnership), through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., (the General Partner), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc. (Enbridge), an energy infrastructure company based in Calgary, Alberta, Canada.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for annual financial statements and notes and should therefore be read in conjunction with our audited annual financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim financial statements follow the same significant accounting policies as those included in our annual financial statements for the year ended December 31, 2016. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. As a result, these unaudited interim financial statements should also be read in conjunction with the Partnership’s audited consolidated financial statements and notes presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the Partnership’s unaudited interim consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.

2. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of September 30, 2017.

The effective income tax rates for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited; in millions except for tax rate amounts)
Loss before income tax benefit	$(2.5)	$(1.9)	$(7.5)	$(120.0)
Income tax benefit	0.8	0.6	2.4	44.3
Tax rate change	(0.4)	(3.7)	(0.4)	(3.7)
Valuation allowance	0.4	3.7	0.4	(39.4)
Total income tax benefit(1)	$0.8	$0.6	$2.4	$1.2
Effective income tax rate	32.0%	31.6%	32.0%	1.0%

(1)
Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance, which was previously recorded when the losses were reflected in other comprehensive income.

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

4. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$616.4	$634.6	$1,817.6	$1,885.6
Operating expenses	350.2	1,083.7	971.3	1,715.9
Operating income (loss)	$266.2	$(449.1)	$846.3	$169.7
Net income (loss) from continuing operations	$196.0	$(543.5)	$607.3	$(100.1)
Net income (loss)	$196.0	$(574.6)	$550.5	$(224.5)
Less: Net income (loss) attributable to:
Noncontrolling interest	102.9	(191.9)	261.8	(52.8)
Series 1 preferred unit distributions	—	22.5	29.0	67.5
Accretion of discount on Series 1 preferred units	—	1.2	8.5	3.5
Net income (loss) attributable to Enbridge Energy Partners, L.P.	93.1	(406.4)	251.2	(242.7)
Less: Net income attributable to the General Partner(1)	11.1	46.2	35.1	158.1
Net income (loss) attributable to common units and i-units(2)	$82.0	$(452.6)	$216.1	$(400.8)

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.

(2)
The Partnership allocates its net income among the General Partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, the Partnership allocates its net income after noncontrolling interests to the General Partner and limited partners, including us, according to the distribution formula for available cash as set forth in the Partnership Agreement.

We owned approximately 19.5% and 16.3% of the Partnership at September 30, 2017 and 2016, respectively.

5. SUBSEQUENT EVENTS

Share Distribution

On October 25, 2017, our board of directors declared a share distribution payable on November 14, 2017, to shareholders of record as of November 7, 2017, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At September 30, 2017 and 2016, through our ownership of i-units, we had an approximate 19.5% and 16.3%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero. We do not provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership’s underlying hedge contracts. As a result, our net loss for the three and nine months ended September 30, 2017 consisted of, and future losses will consist of, amortization of remaining accumulated other comprehensive loss.

The following table presents our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2.5)	$(1.9)	$(7.5)	$(120.0)
Loss before income tax benefit	(2.5)	(1.9)	(7.5)	(120.0)
Income tax benefit	0.8	0.6	2.4	1.2
Net loss	$(1.7)	$(1.3)	$(5.1)	$(118.8)

For the three months ended September 30, 2017, there was no material change in our net loss, as compared to the same period of the previous year, as there was no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits.

For the nine months ended September 30, 2017, our net loss decreased by $113.7 million, compared with the corresponding 2016 period. The decrease was due primarily to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the applicable period to the amortization of the accumulated other comprehensive loss as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the New York Stock Exchange (NYSE) and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At September 30, 2017, our issued capitalization consisted of $1,730.0 million associated with our 87,569,468 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2017. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and B common units, Class F units and Class E units will receive distributions from the Partnership in cash. We receive additional i-units under the terms of the Partnership Agreement instead of receiving cash distribution on the i-units we own. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

Share Distributions
The following table sets forth our distributions, as approved by the board of directors during the nine months ended September 30, 2017.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in million, except per unit amounts)
July 28, 2017	August 7, 2017	August 14, 2017	0.350	15.38	1,948,561	1,720,839	227,721
April 27, 2017	May 8, 2017	May 15, 2017	0.350	17.96	1,637,096	1,445,775	191,322
January 26, 2017	February 7, 2017	February 14, 2017	0.583	22.44	2,126,649	1,878,115	248,534

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $107.1 million and $132.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read the information set forth under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, which is hereby incorporated by reference, as activities of the Partnership have an impact on our results of operations and financial position.

Item 4. Controls and Procedures

We and Enbridge, maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the Exchange Act), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2017.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, Note 3 - Contingencies, which is incorporated herein by reference.

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

Enbridge Energy Management, L.L.C. (Registrant)

Date: November 1, 2017	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)

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