Form 10-K
period 2017-12-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2018-02-16
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number: 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1414604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5400 Westheimer Court, Houston, Texas 77056
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code (713) 627-5400
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Listed shares representing limited liability company interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s Listed Shares held by non-affiliates of the registrant was $1,317,301,400 based on the last reported sale price of such Listed Shares on the New York Stock Exchange on that date.
As of February 13, 2018, the registrant has 89,798,812 Listed Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Annual Report on Form 10-K of Enbridge Energy Partners, L.P. for the year ended December 31, 2017

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as the “Partnership.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us.

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the effectiveness of the various actions taken by the Partnership resulting from its strategic review; (2) changes in the demand for the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (3) the Partnership’s ability to successfully complete and finance expansion projects; (4) the effects of competition, in particular, by other pipeline systems; (5) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (6) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B; (7) any fines, penalties and injunctive relief assessed in connection with a crude oil release;(8) changes in or challenges to the Partnership’s tariff rates; (9) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (10) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets.

For additional factors that may affect results, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which is available to the public over the Internet at the United States Securities and Exchange Commission’s (the SEC’s), website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of risks to the Partnership that also may affect us.

i

PART I.
ITEM 1. BUSINESS

OVERVIEW

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. Our shares, representing limited liability company interests (Listed Shares), are traded on the New York Stock Exchange (NYSE) under the symbol “EEQ”. References to our “shares” in this Annual Report mean, collectively, our Listed Shares and our voting shares.

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

On April 28, 2017, the Partnership announced the results of Enbridge Inc.'s strategic review of its United States sponsored vehicles, which was conducted as a result of integration efforts post merger with Spectra Energy Corp. The Partnership reduced its quarterly distribution from $0.583 per unit to $0.35 per unit or from $2.33 per unit to $1.40 per unit on an annualized basis. As a result, of the distribution reduction our quarterly distribution of additional i-units and corresponding Listed shares distributed to the public was reduced from $0.583 per unit to $0.35 per unit.

The Partnership’s Class A common units are traded on the NYSE under the symbol “EEP,” which, together with the Class B common units, we refer to as common units. On April 27, 2017, the Partnership entered into an equity restructuring transaction with its general partner, Enbridge Energy Company, Inc. (the General Partner). As part of the equity restructuring a wholly-owned subsidiary of the General Partner irrevocably waived all of its rights associated with its Class D units and incentive distribution units (IDUs) in exchange for the issuance of Class F units. The Class F units entitle the General Partner to receive an incentive distribution for amounts distributed in excess of the Minimum Quarterly Distribution of $0.295 per unit. Also on April 27, 2017, the Partnership redeemed all of its outstanding Series 1 Preferred Units held by the General Partner at face value of $1.2 billion in cash. The Partnership funded the redemption of the Series 1 Preferred Units (the Preferred Units) through the issuance of 64 million Class A common units to the General Partner at a price of $18.66 per Class A common unit.

Previously, on January 2, 2015, the Partnership closed a transaction pursuant to which it acquired the remaining interest in the United States segment of the Alberta Clipper Pipeline from the General Partner whereby the Partnership issued to the General Partner a class of limited partner interests designated as Class E units. For more information on these transactions, see Part II. Item 8. Financial Statements and Supplementary Data — Note 3 - Shareholders' Equity.

As of December 31, 2017 and 2016, we owned an approximate 19.9% and 16.6% outstanding ownership interest of the Partnership, respectively. At December 31, 2017, the General Partner owned 100% of our 6.77 voting shares, as well as 10,494,463 of our Listed Shares, which represents 11.7% of our Listed Shares. The remaining 79,304,348 of our Listed Shares were held by the public, which represents 88.3% of our Listed Shares. Our performance depends entirely on the operations and management of the Partnership. Accordingly, we incorporate by reference the Partnership’s 10-K.

Under a delegation of control agreement among us, the Partnership and the General Partner, we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge Inc., an energy transportation and distribution company based in Calgary, Alberta, Canada that we refer to herein as Enbridge.

The delegation of control agreement provides that we will not amend or propose to amend the Partnership’s agreement of limited partnership (Partnership Agreement), allow a merger or consolidation involving the Partnership, allow a sale or exchange of all or substantially all of the assets of the Partnership or dissolve or liquidate the Partnership without the approval of the General Partner.

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

Under its Partnership Agreement, except for the available cash that the Partnership is required to retain in respect of the i-units, the Partnership distributes all of its available cash to the General Partner and limited partners on a quarterly basis. The amount of cash distributed by the Partnership depends on the operations of the Partnership and its subsidiaries and is determined by our board of directors in accordance with the Partnership Agreement. We do not, however, receive distributions of cash in respect of the i-units we own and do not otherwise have any cash flow attributable to our ownership of the i-units. Instead, when the Partnership makes cash distributions to the General Partner and holders of limited partner units other than the i-units, the number of i-units we own increases automatically under the Partnership Agreement and the amount of available cash that is attributable to the i-units is retained by the Partnership. The amount of this increase is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE as determined for a 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. Concurrently with the increase in the number of i-units we own, we make distributions on our shares in the form of additional shares, with the result that the number of shares that are then outstanding is equal the number of i-units that we own.

We have elected to be treated as a corporation for United States federal income tax purposes. Therefore, an owner of our shares does not report on its United States federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us. We are subject to United States federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of the Partnership unless there is a liquidation of the Partnership. Therefore, we do not anticipate that we will have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or the Partnership is liquidated.

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

ITEM 1A. RISK FACTORS

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K. Our performance depends entirely on the operations and management of the Partnership. Consequently, risks and uncertainties affecting the Partnership will directly affect our performance. Specifically, see information regarding forward-looking statements and Part I, Item 1A. Risk Factors included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and its subsequently filed Quarterly Reports on Form 10-Q and other reports filed with the SEC under the Exchange Act for a discussion of risks to the Partnership that also may affect us. We incorporate by reference into this Annual Report on Form 10-K Part I, Item 1A. Risk Factors of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

RISKS RELATED TO OUR BUSINESS

BECAUSE OUR ASSETS ARE THE i-UNITS ISSUED BY THE PARTNERSHIP TO US, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS DEPEND ENTIRELY ON OUR MANAGEMENT AND THE PERFORMANCE OF THE PARTNERSHIP.

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

THE DISTRIBUTIONS OF ADDITIONAL SHARES THAT WE MAKE TO OUR SHAREHOLDERS DEPEND ON THE AMOUNT OF CASH THAT THE PARTNERSHIP DISTRIBUTES TO THE HOLDERS OF ITS CLASS A UNITS.

When the Partnership makes a cash distribution to the holders of its Class A common units, we distribute to each holder of our shares in respect of each share such holder owns that fraction of a share determined by dividing the amount of the cash distribution paid by the Partnership with respect to each common unit by the average market price of one of our Listed Shares. Therefore, if the Partnership decreases the cash distributions that it pays to the holders of its common units, as it did commencing with the quarter ended March 31, 2017, the value of the distributions of additional shares that we make to our shareholders will decrease as well.

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

THE PARTNERSHIP MAY ISSUE ADDITIONAL COMMON UNITS OR OTHER CLASSES OF UNITS AND WE MAY ISSUE ADDITIONAL SHARES, ANY OF WHICH WOULD DILUTE YOUR OWNERSHIP INTEREST.

The Partnership’s issuance of additional common units or other classes of units or our issuance of shares, other than our quarterly distributions, may have the following effects:

•	The amount available for distributions on each share may decrease;

•	The relative voting power of each previously outstanding share may decrease; and

•	The market price of the Listed Shares may decline.

Additionally, the public sale by the General Partner of a significant portion of the common units that it currently owns could reduce the market price of the Class A common units and, indirectly, the market price of our shares. The Partnership Agreement allows the General Partner to cause the Partnership to register for public sale any units held by the General Partner or one of its affiliates. A public sale of the common units currently held by the General Partner could absorb some of the trading market demand for the outstanding Class A common units, which indirectly could reduce the market price of our shares. In addition, the General Partner may sell its common units in private transactions at any time, which could have a similar effect on the market for the outstanding Class A common units and, indirectly, the market for our shares.

IF WE ARE NOT FULLY REIMBURSED OR INDEMNIFIED FOR OBLIGATIONS AND LIABILITIES WE INCUR IN MANAGING THE BUSINESS AND AFFAIRS OF THE PARTNERSHIP, WE MAY BE UNABLE TO PAY THOSE LIABILITIES AND THE VALUE OF OUR SHARES COULD DECLINE.

Under the delegation of control agreement, the General Partner has delegated to us management of the Partnership and its operating subsidiaries. To the extent we incur liabilities or other obligations in connection with our performance under the delegation of control agreement, we are entitled to be reimbursed or indemnified by the Partnership to the same extent as the General Partner is entitled to be reimbursed or indemnified under the Partnership Agreement. In the event the Partnership and the General Partner are either unwilling or unable to reimburse or indemnify us, we likely will be unable to satisfy these liabilities or obligations. Additionally, our right to reimbursement or indemnification is limited under certain circumstances, including if we act in bad faith or if we violate laws, like the United States federal securities laws, for which indemnification may be against public policy.

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

TAX RISKS TO OUR SHAREHOLDERS

As our only cash-generating assets consists of our capital interest in the Partnership, our tax risks are primarily derivative of the tax risks associated with an investment in the Partnership.

IF THE PARTNERSHIP WERE TREATED AS A CORPORATION FOR UNITED STATES FEDERAL, OR STATE OR LOCAL INCOME TAX PURPOSES, THE VALUE OF OUR SHARES WOULD BE SUBSTANTIALLY REDUCED AND THE OWNER OF OUR VOTING SHARES WOULD HAVE THE RIGHT TO MERGE US INTO THE PARTNERSHIP.

The anticipated benefit of an investment in our shares depends largely on the continued treatment of the Partnership as a partnership for United States federal income tax purposes. Current law requires the Partnership to derive at least 90% of its annual gross income from specific activities to continue to be treated as a partnership for United States federal income tax purposes. The Partnership may not find it possible, regardless of its efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. A change in current law may also cause the Partnership to be treated as a corporation for United States federal, or state or local income tax purposes without regard to its sources of income or otherwise subject the Partnership to entity-level taxation. In addition, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.

If the Partnership were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the applicable corporate tax rate, and such treatment also may subject the Partnership to state or local income taxes at varying rates. Additional taxes imposed on the Partnership as a result of being treated as a corporation could substantially reduce the amount of cash available for distribution to the holders of its common units, which in turn could reduce the value of the i-units we own and the value of our Listed Shares. In addition, the automatic increase in the number of i-units that we will own after each quarterly distribution of cash to holders of common units generally would be a taxable distribution to us. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our shares.

Under the provisions of our limited liability company agreement and the Partnership Agreement, if the Partnership were to be treated as a corporation for United States federal income tax purposes, the owner of our voting shares has the right to cause us to merge with or into the Partnership or one of its subsidiaries. As a condition to such merger, we must obtain either an opinion of counsel that such merger should be currently non-taxable to holders of our shares or a ruling from the United States Internal Revenue Service (IRS) that such merger will be currently non-taxable to holders of our shares, except as to the consideration received for fractional shares or as to the termination of any rights or obligations related to the purchase provisions. In such an event, our shareholders would receive common units or other securities substantially similar to the common units in exchange for their shares.

The Partnership’s partnership agreement provides that if legislation is enacted that subjects the Partnership to taxation as a corporation or otherwise subjects the Partnership to entity-level taxation for United States federal income tax purposes, the Partnership’s minimum quarterly distribution and target distribution amounts may be adjusted to reflect the impact of that legislation on the Partnership. If this were to happen, the amount of distributions we receive from the Partnership and our resulting cash flows could be reduced substantially, which would adversely affect the value of our shares.

THE TAX TREATMENT OF PUBLICLY TRADED PARTNERSHIPS SUCH AS THE PARTNERSHIP COULD BE SUBJECT TO POTENTIAL LEGISLATIVE, JUDICIAL OR ADMINISTRATIVE CHANGES OR DIFFERING INTERPRETATIONS, POSSIBLY APPLIED ON A RETROACTIVE BASIS.

The present United States federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in the Partnership’s common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing United States federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for United States federal income tax purposes. In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017.  We do not believe the Final Regulations affect the Partnership’s ability to be treated as a partnership for United States federal income tax purposes.

However, any modification to the United States federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or ultimately will be enacted. Any similar or future legislative changes could negatively impact the value of an investment in shares.

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

HOLDERS OF OUR LISTED SHARES ARE NOT ENTITLED TO VOTE TO ELECT OUR DIRECTORS, AND, THEREFORE, WILL HAVE LITTLE OR NO OPPORTUNITY TO INFLUENCE OR CHANGE OUR MANAGEMENT.

Owners of our Listed Shares have little or no opportunity to influence or change our management, because Enbridge indirectly owns all of our voting shares and elects all of our directors. Through the election of our directors, Enbridge indirectly controls us and the Partnership.

A PERSON OR GROUP OWNING 20% OR MORE OF THE AGGREGATE NUMBER OF PARTNERSHIP'S ISSUED AND OUTSTANDING COMMON UNITS AND OUR SHARES, OTHER THAN ENBRIDGE AND ITS AFFILIATES, MAY NOT VOTE THE COMMON UNITS OR SHARES, WHICH COULD REDUCE THE POSSIBILITY THAT THEY WOULD RECEIVE A PREMIUM FOR THEIR SHARES IN A HOSTILE TAKEOVER.

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

THE TERMS OF OUR SHARES MAY BE CHANGED WITHOUT SHAREHOLDER PERMISSIONS, BECAUSE OUR BOARD OF DIRECTORS HAS THE POWER TO CHANGE THE TERMS OF OUR SHARES IN WAYS OUR BOARD DETERMINES, IN ITS SOLE DISCRETION ARE NOT MATERIALLY ADVERSE TO OUR SHAREHOLDERS.

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

OUR LIMITED LIABILITY COMPANY AGREEMENT LIMITS THE FIDUCIARY DUTIES THAT OUR DIRECTORS OWE TO OUR SHAREHOLDERS AND RESTRICTS THE REMEDIES AVAILABLE TO OUR SHAREHOLDERS FOR ACTIONS TAKEN BY OUR BOARD OF DIRECTORS THAT MIGHT OTHERWISE CONSTITUTE A BREAK OF A FIDUCIARY DUTY.

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

Conflicts of interest may arise from time to time among Enbridge and its shareholders, on the one hand, and us and our shareholders and the Partnership and its unitholders, on the other hand. Conflicts of interest may also arise from time to time between us and our shareholders, on the one hand, and the Partnership, its unitholders and/or the General Partner, on the other hand. In managing and controlling us and the Partnership, our board of directors may consider the interests of all parties to a conflict and may resolve those conflicts by making decisions that benefit Enbridge and its shareholders or the Partnership and its unitholders more than us and our shareholders. The following decisions, among others, could involve conflicts of interest:

•	Whether the Partnership or Enbridge will pursue certain acquisitions or other business opportunities;

•	Whether the Partnership will issue additional units or other equity securities or whether it will purchase outstanding units;

•	Whether the General Partner will sell units of the Partnership its holds;

•	Whether we will issue additional shares;

•	The amount of payments to Enbridge and its affiliates for any services rendered for the Partnership’s benefit;

•	The amount of costs that is reimbursable to us or Enbridge by the Partnership;

•	The outcomes resulting from actions taken in connection with the Partnership’s 2017 strategic review, including the simplification of its capital structure;

•	The enforcement of obligations owed to the Partnership by us, the General Partner and Enbridge, including obligations regarding competition between Enbridge and the Partnership; and

•	The retention of separate counsel, accountants or others to perform services for us and the Partnership.

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

As a result of these exceptions, Enbridge and its subsidiaries would be permitted to transport crude oil and liquid petroleum over routes that are not the same as the Partnership’s Lakehead System, even if such transportation is in direct material competition with the Partnership’s business.

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

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosure included in Part II. Item 8. Financial Statements and Supplementary Data — Note 7 - Contingencies , address the matters required by this item and are incorporated herein by reference.

BRINCKERHOFF v. ENBRIDGE ENERGY CO.,INC. ET AL.

On July 20, 2015, plaintiff Peter Brinckerhoff (the Plaintiff), individually and as trustee of the Peter R. Brinckerhoff Trust, filed a Verified Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware against the General Partner, Enbridge, Enbridge Management, Enbridge Pipelines (Alberta Clipper) L.L.C., the OLP, us, and the following individuals: Jeffrey A. Connelly, Rebecca B. Roberts, Dan A. Westbrook, J. Richard Bird, J. Herbert England, C. Gregory Harper, D. Guy Jarvis, Mark A. Maki, and John K. Whelen, (collectively, the Director Defendants). The initial Complaint asserted both class action claims on behalf of holders of our Class A Common Units, as well as derivative claims brought on behalf of us. The Plaintiff’s claims arose out of the January 2, 2015 repurchase by us of the General Partner’s 66.67% interest in the Alberta Clipper Pipeline (the 2015 Transaction). First, the Plaintiff alleged that the 2015 Transaction improperly amended without Public Unitholder consent the Sixth Amended and Restated Agreement of Limited Partnership (the LPA) so as to allocate to the Public Unitholders gross income that should have been allocated to the General Partner (the Special Tax Allocation). Second, the Plaintiff alleged that the Partnership paid an unfair price for the General Partner’s 66.67% interest in the Alberta Clipper Pipeline such that the 2015 Transaction breached the LPA because it was not fair and reasonable to the Partnership. The initial Complaint asserted claims for breach of fiduciary duty, breach of the covenant of good faith and fair dealing, breach of residual fiduciary duties, tortious interference, aiding and abetting, and rescission and reformation.

On April 29, 2016, the Court of Chancery granted Enbridge’s and the Director Defendants’ motion to dismiss and dismissed the case in its entirety. On May 26, 2016 the Plaintiff appealed that dismissal to the Delaware Supreme Court. On March 20, 2017, the Delaware Supreme Court reversed in part and affirmed in part the ruling of the Court of Chancery. Specifically, the Delaware Supreme Court affirmed that the enactment of the Special Tax Allocation did not breach the LPA, but reversed on the question of whether the Plaintiff had adequately alleged that the price we paid in the 2015 Transaction, including the Special Tax Allocation component, was fair and reasonable to the Partnership. On November 15, 2017, Plaintiff filed a Verified Second Amended Complaint (the Second Amended Complaint). The Second Amended Complaint added Piper Jaffray & Co. as successor to Simmons & Company International (Simmons) as a direct Defendant. Simmons acted as the financial advisor to our Special Committee in the 2015 Transaction. The Second Amended Complaint also revised many of the allegations against Enbridge and the Director Defendants. All Defendants have moved to dismiss the Second Amended Complaint. The parties are currently in discovery, with trial currently scheduled in the fourth quarter of 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Listed Shares are traded on the NYSE under the symbol “EEQ.” The quarterly price ranges per Listed Share are summarized as follows:

	First	Second	Third	Fourth
2017 Quarters
High	$26.53	$19.00	$15.93	$16.23
Low	$16.50	$14.45	$13.42	$12.03
2016 Quarters
High	$23.12	$23.46	$25.67	$26.45
Low	$14.27	$16.47	$21.73	$22.17

On February 13, 2018, the last reported sales price of the Listed Shares on the NYSE was $12.80. As of January 26, 2018, there were approximately 30 registered holders of our Listed Shares. The number of registered holders does not include unitholders whose units are held in trust by other entities.

DISTRIBUTIONS

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our Listed Shares in cash, but instead make distributions on our Listed Shares in additional shares or fractions of shares. At the same time the Partnership makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by the Partnership on each common unit by the average market price of a Listed Share determined for the 10-day trading period ending on the trading day immediately prior to the ex-dividend date for our Listed Shares.

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2017, 2016 and 2015.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
2017
October 25	November 7	November 14	$0.350	$13.75	2,229,344	1,968,809	260,535
July 28	August 7	August 14	$0.350	$15.38	1,948,561	1,720,839	227,722
April 27	May 8	May 15	$0.350	$17.96	1,637,096	1,445,775	191,321
January 26	February 7	February 14	$0.583	$22.44	2,126,649	1,878,115	248,534
					7,941,650	7,013,538	928,112
2016
October 28	November 7	November 14	$0.583	$25.06	1,861,187	1,643,677	217,510
July 28	August 5	August 12	$0.583	$22.84	1,991,304	1,758,587	232,717
April 29	May 6	May 13	$0.583	$21.14	2,093,257	1,848,626	244,631
January 29	February 5	February 12	$0.583	$16.27	2,625,681	2,318,827	306,854
					8,571,429	7,569,717	1,001,712
2015
October 30	November 6	November 13	$0.583	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.583	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.570	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.570	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059

In 2017 and 2016, we had non-cash operating activities in the form of the distributions from the i-units and corresponding non-cash financing activities in the form of the distributions to the shareholders of our Listed Shares of $137 million and $179 million, respectively.

On January 31, 2018, our board of directors declared a share distribution payable on February 14, 2018, to shareholders of record as of February 7, 2018, based on the $0.350 per common unit distribution declared by the Partnership for the fourth quarter of 2017. The Partnership’s distribution increases the number of i-units we own. The number of i-units we received from the Partnership on February 14, 2018 was 2,261,583.

The amount of this increase is calculated by dividing $0.350, the cash amount distributed by the Partnership per common unit by $13.90, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 89,798,812, the number of shares outstanding on the record date. We distributed additional Listed Shares to our shareholders and voting shares to the General Partner in respect of these additional i-units.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial data for the periods and at the dates indicated. We derived the historical financial data from, and it should be read in conjunction with, our financial statements and notes thereto. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31,
	2017(1)	2016(2)	2015(3)	2014	2013
	(in millions, except per share amounts)
Equity income (loss) from investment in Enbridge Energy Partners, L.P.	$(43)	$(122)	$(380)	$44	$(26)
Income tax benefit (expense)	14	2	(132)	(17)	8
Net income (loss)	$(29)	$(120)	$(512)	$27	$(18)
Net income (loss) per share, (basic and diluted)	$(0.34)	$(1.54)	$(7.26)	$0.41	$(0.33)
Weighted average shares outstanding	86	78	71	66	54
Equivalent distribution value per share(4)	$1.63	$2.33	$2.31	$2.20	$2.17
Number of additional shares distributed	$7.94	$8.57	$4.98	$4.56	$3.77
Total assets at December 31	$1	$1	$133	$742	$1,271
_______________________________

(1)
Equity loss from investment and net loss for the year ended December 31, 2017 were impacted by the discontinuance of equity method accounting at March 31, 2016, which limited the loss to the amortization of accumulated other comprehensive income.

(2)
Equity loss from investment and net loss for the year ended December 31, 2016 were affected by curing losses and by the discontinued application of the equity method of accounting when the carrying amount of our investment in the Partnership was reduced to zero. For further information, see Item 8. Financial Statements and Supplementary Data — Note 2 - Significant Accounting Policies. This was also the cause of the decrease in total assets at December 31, 2016, when compared to total assets at December 31, 2015.

(3)
Net income for the year ended December 31, 2015 was affected by our pre-tax pro-rated share of the allocation needed to cure the capital account deficits of the Partnership’s Class A and Class B common units of $362 million. Net income was also impacted by the recognition of a full valuation allowance on our deferred tax asset, which resulted in additional tax expense of $275 million. For further information, see Item 8. Financial Statements and Supplementary Data — Note 5 - Income Taxes. This was also the cause of the decrease in total assets at December 31, 2015, when compared to total assets at December 31, 2014.

(4)
Represents the cash distribution paid on each common unit of the Partnership for each period shown. As more fully discussed in Item 8. Financial Statements and Supplementary Data — Note 3 - Shareholders' Equity to our financial statements included in this Annual Report on Form 10-K, we receive distributions of additional i-units rather than cash.

Selected financial data of the Partnership is found in Part II. Item 6. Selected Financial Data of the Partnership’s 10-K, which is hereby incorporated by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and the cash flows of the Partnership.

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

The information set forth under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, is hereby incorporated by reference as our results of operation, cash flows and financial position are dependent on the results of operation, cash flows and financial position of the Partnership.

RESULTS OF OPERATIONS

Our results of operations consist of our share of earnings from the Partnership attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. Through our ownership of the i-units, we had an approximate 19.9%, 16.6% and 15.1% limited partner voting interest in the Partnership as of December 31, 2017, 2016 and 2015, respectively. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership. Historically, our share of the Partnership’s earnings was reduced by (i) allocations of income to the Preferred Units, Class D and Class E units, and (ii) curing impacts on limited partnership interests whose capital account balances become negative during the year.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units and the General Partner, generally on a pro-rated basis. From the second quarter of 2014 through the first quarter of 2016, our equity income from the Partnership was adjusted for our pro-rated share of such reallocations. The curing losses were primarily a result of issuances of the Class D units and Class E units by the Partnership in 2014 and 2015, respectively, and by a goodwill impairment in 2015, which reduced the capital balances of the Class A and Class B common units below zero. During the same period, distributions to the Class A and Class B common units exceeded the earnings allocated to such units, which further reduced the capital balances and required additional curing from the positive balances of the Partnership’s i-unit capital accounts.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership's underlying hedge contracts. As a result, our net loss for the year ended December 31, 2017, and future losses, will consist of amortization of the remaining accumulated other comprehensive loss.

The following table presents our results of operations for the periods presented:

	December 31,
	2017	2016	2015
	(in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(43)	$(122)	$(380)
Loss before income tax benefit (expense)	(43)	(122)	(380)
Income tax benefit (expense)	14	2	(132)
Net loss	$(29)	$(120)	$(512)

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

For the year ended December 31, 2017, our equity loss from investment in the Partnership decreased by $79 million as compared to the year ended December 31, 2016. The decrease was primarily attributable to the discontinuance of equity method accounting at March 31, 2016, as a result a full year of earnings reflecting amortization of the remaining accumulated other comprehensive income. Although we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the term of the underlying hedge contracts, in December 2017 the Partnership terminated certain interest rate swaps due to a high probability that the long-term debt associated with the interest rate swaps would not be raised, resulting in a reclassification into earnings of the realized loss from AOCI. As a result, we amortized out of earnings the accumulated other comprehensive loss associated with the interest rate swaps as the underlying hedge contracts were terminated. The impact from terminating the hedge contracts, net of income tax, is $21 million.

For the year ended December 31, 2017, our income tax benefit increased by $12 million as compared to the year ended December 31, 2016. The increase was primarily due to an income tax benefit recognized on the accumulated other comprehensive loss recognized into earnings

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

For the year ended December 31, 2016, our equity loss from investment in the Partnership decreased by $258 million as compared to the year ended December 31, 2015. The decrease was primarily due to the discontinuance of equity method accounting at March 31, 2016, which limited the amount of losses recorded during the applicable period to the amortization of the remaining accumulated other comprehensive income as discussed above.

For the year ended December 31, 2016, our income tax expense decreased by $134 million as compared to the year ended December 31, 2015. The decrease was primarily due to the recognition of a full valuation allowance against our deferred tax asset, which resulted in additional tax expense of $275 million for the year ended December 31, 2015. No similar charge was recorded during the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the New York Stock Exchange (NYSE) and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At December 31, 2017, our issued capitalization consisted of $1,760 million associated with our 89,798,812 Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We did not issue additional shares in 2017, 2016, or 2015. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, owners of the Partnership's Class A common units along with the General Partner owning Class B common units. Class F units and Class E units will receive distributions from the Partnership in cash. We receive additional i-units under the terms of the Partnership Agreement instead of receiving cash distributions on the i-units we own. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increase the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

We are not permitted to borrow money or incur debt other than with Enbridge and its affiliates without the approval of holders owning at least a majority of our shares.

Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right and obligation, under limited circumstances, to purchase our outstanding shares. In addition, Enbridge generally agrees to indemnify us for any tax liability attributable to our formation, our management of the Partnership or our ownership of the i-units. Additionally, Enbridge generally agrees to indemnify us for any taxes arising from a transaction involving the i-units to the extent the transaction does not generate cash sufficient to pay such taxes, in each case, other than any Texas franchise taxes or other capital-based foreign, state or local taxes that are required to be paid or reimbursed by the Partnership under the delegation of control agreement.

If we incur liabilities or other obligations in connection with the performance of our obligations under the delegation of control agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing the business and affairs of the Partnership and the reimbursement of these expenses that we receive will continue to be equal. As previously stated, we do not receive quarterly cash distributions on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity. We have no future obligations as at December 31, 2017. For further details regarding any contingencies, refer to Item 8. Financial Statements and Supplementary Data — Note 7 - Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. In making judgments and estimates, management relies on external information and observable conditions, where possible, supplemented by internal analysis as required. We believe our most critical accounting policies and estimates discussed below have an impact across the various segments of our business.
ACCOUNTING FOR INVESTMENT IN THE PARTNERSHIP

Prior to March 31, 2016, we used the equity method of accounting for our ownership interest in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership, and us. As of December 31, 2017, we owned approximately 19.9% of the Partnership. Our ownership percentage changes as the Partnership issues additional limited partner units. Under the equity method of accounting, changes in the calculation of our ownership percentage affected our net income and comprehensive income.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rated basis. Our equity income from the Partnership is adjusted for our pro-rated share of such reallocations. Until we discontinued equity accounting for our investment in the Partnership on March 31, 2016, our equity earnings were reduced, for our pro-rated share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

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

SUBSEQUENT EVENTS

SHARE DISTRIBUTION

On January 31, 2018, our board of directors declared a share distribution payable on February 14, 2018, to shareholders of record as of February 7, 2018, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2018 was 2,261,583. The amount of this increase is calculated by dividing $$0.35, the cash amount distributed by the Partnership per common unit by $13.90, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 89,798,812, the number of shares outstanding on the record date. We distributed an additional 1,997,280 Listed Shares to our public shareholders and 264,303 voting shares to the General Partner in respect of these additional i-units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s 10-K, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
ENBRIDGE ENERGY MANAGEMENT, L.L.C.

REPORT TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enbridge Energy Management, L.L.C.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial position of Enbridge Energy Management, L.L.C. (the “Company”) as of December 31, 2017 and 2016, and the related statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2017 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 15, 2018

We have served as the Company’s auditor since 2002.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Equity loss from investment in Enbridge Energy Partners, L.P.	$(43)	$(122)	$(380)
Loss before income taxes	(43)	(122)	(380)
Income tax benefit (expense)	14	2	(132)
Net loss	$(29)	$(120)	$(512)
Net loss per share, (basic and diluted)	$(0.34)	$(1.54)	$(7.26)
Weighted average shares outstanding	86	78	71
Distribution paid per share	$1.633	$2.332	$2.306

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2017	2016	2015
Net loss	$(29)	$(120)	$(512)
Equity in other comprehensive income (loss) of Enbridge Energy Partners, L.P., net of tax benefit (expense) of $14, $2 and ($14) respectively	29	(12)	(20)
Comprehensive loss	$—	$(132)	$(532)

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2017	2016	2015

Operating activities:
Net loss	$(29)	$(120)	$(512)
Adjustments to reconcile net income (loss) to net cash provided by operating:
Loss from equity investment in Enbridge Energy Partners, L.P.	43	122	380
Deferred income taxes (benefit) expense	(14)	(2)	132
Net cash provided by operating activities	—	—	—
Investing activities:
Net cash used in investing activities	—	—	—
Financing activities:
Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of period	$1	$1	$1

Supplementary cash flow information
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF FINANCIAL POSITION
(in millions)

	December 31,
	2017	2016
ASSETS
Cash	$1	$1
Total Assets	$1	$1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Voting shares – unlimited authorized; 6.77 and 6.17 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$—	$—
Listed shares – unlimited authorized; 89,798,812 and 81,857,162 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,760	1,623
Accumulated deficit	(1,732)	(1,566)
Accumulated other comprehensive loss	(27)	(56)
Total Liabilities and shareholders' equity	$1	$1

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Listed Shares	Accumulated Deficit		Accumulated other comprehensive income (loss)	Total
December 31, 2017
Beginning balance	$1,623	$(1,566)	—	$(56)	$1
Net loss	—	(29)		—	(29)
Share distributions	137	(137)		—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—		29	29
Ending balance	$1,760	$(1,732)		$(27)	$1
December 31, 2016
Beginning balance	$1,444	$(1,267)	—	$(44)	$133
Net loss	—	(120)		—	(120)
Share distributions	179	(179)		—	—
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.	—	—		(12)	(12)
Ending balance	$1,623	$(1,566)	—	$(56)	$1
December 31, 2015
Beginning balance	$1,358	$(594)		$(24)	$740
Net loss	—	(512)		—	(512)
Capital account adjustments	(75)	—		—	(75)
Share distributions	161	(161)		—	—
Equity in other comprehensive loss of Enbridge Energy Partners, L.P.	—	—		(20)	(20)
Ending balance	$1,444	$(1,267)		$(44)	$133

The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

The terms “we”, “our”, “us” and “Enbridge Energy Management” as used in this report refer collectively to Enbridge Energy Management, LLC unless the context suggests otherwise.

GENERAL BUSINESS DESCRIPTION

We are a limited partner of Enbridge Energy Partners, L.P., (the Partnership), through our ownership of i-units, a special class of the Partnership’s limited partner interests. Under a delegation of control agreement among us, the Partnership and its general partner, Enbridge Energy Company, Inc., (the General Partner), we manage the Partnership’s business and affairs. The General Partner is an indirect, wholly-owned subsidiary of Enbridge, an energy infrastructure company based in Calgary, Alberta, Canada.

SEGMENTS AND TRANSACTIONS

We have no segments. For other transactions, refer to Note 4 - Related Party Transactions.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the consolidated financial statements. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known. Amounts are stated in United States dollars unless otherwise noted.

VARIABLE INTEREST ENTITIES

Upon inception of a contractual agreement, we perform an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a Variable Interest Entity (VIE). We assess all aspects of our interests in an entity and use judgment when determining if we are the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. A reassessment of the primary beneficiary conclusion is conducted when there are changes in the facts and circumstances related to a VIE.

We are a limited partner of the Partnership, through our ownership of i-units, a special class of the Partnership’s limited partner interests. At December 31, 2017, we owned approximately 19.9% of the Partnership through our ownership of the i-units. Further, under a delegation of control agreement among us, the Partnership and the General Partner, we manage the Partnership’s business and affairs. However, ultimate responsibility to direct the activities that most significantly impact the Partnership’s economic performance continues to rest with the General Partner. Further, the General Partner has the power to direct the activities that most significantly impact our economic performance through its 100% ownership interest in our voting shares. As a result, we have determined that we are not the primary beneficiary of the Partnership.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

ACCOUNTING FOR INVESTMENT IN THE PARTNERSHIP

Prior to March 31, 2016, we used the equity method of accounting for our ownership in the Partnership because we exercise significant influence over the Partnership pursuant to a delegation of control agreement among the General Partner, the Partnership and us. As of December 31, 2017 and 2016, we owned approximately 19.9% and 16.6% of the Partnership, respectively. Our ownership percentage changes as the Partnership issues additional limited partner units. Changes in the calculation of our ownership percentage affect our net income and comprehensive income.

Distributions to holders of the Partnership’s Class E Units, Class F Units, and prior to April 27, 2017, the Preferred Units, Class D Units and Incentive Distribution Units, or IDUs, reduce the amount of income that was allocated to the Partnership’s remaining limited partners: (i) Class A common units, (ii) Class B common units and (iii) i-units on a pro-rated basis based on our ownership interest in the Partnership. Further, the Partnership’s Preferred Units were issued at a discount to the market price of the Class A common units into which they are convertible. This discount represents a beneficial conversion feature, which was amortized ratably from the issuance date to April 27, 2017, when the Preferred Units were redeemed. This amortization resulted in an increase to the capital account of the Preferred Units and a decrease in the Partnership’s earnings allocable to the Class A and Class B common units and the i-units on a pro-rated basis. Thus, our “Equity income (loss) from investment in Enbridge Energy Partners, L.P.” on our statements of income also included a pro-rated share of these costs.

The Partnership Agreement does not permit capital deficits to accumulate in the capital account of any limited partner and thus requires that such capital account deficits brought to zero, or “cured,” by additional allocations from the positive capital accounts of the common units, i-units, and General Partner, generally on a pro-rated basis. Our equity income from the Partnership is adjusted for our pro-rated share of such reallocations. Until we discontinued equity accounting for our investment in the Partnership on March 31, 2016, our equity earnings were reduced for our pro-rated share of the allocation needed to cure the capital account deficits of the Class A and Class B common units.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

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

3. SHAREHOLDERS' EQUITY

SHARE DISTRIBUTIONS

Our authorized capital structure consists of two classes of interests: (i) Listed Shares, which represent limited liability company interests with limited voting rights, and (ii) voting shares, which represent limited liability company interests with full voting rights. All voting shares are held by the General Partner.

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

	Voting Shares	Listed Shares
2017
Balance at beginning of year	6.17	81,857,162
Share distributions	0.60	7,941,650
Balance at end of year	6.77	89,798,812

2016
Balance at beginning of year	5.53	73,285,734
Share distributions	0.64	8,571,428
Balance at end of year	6.17	81,857,162

2015
Balance at beginning of year	5.15	68,305,182
Share distributions	0.38	4,980,552
Balance at end of year	5.53	73,285,734

The following table sets forth the details regarding our share distributions, as approved by our board of directors for the years ended December 31, 2017, 2016 and 2015.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
2017
October 25	November 7	November 14	$0.350	$13.75	2,229,344	1,968,809	260,535
July 28	August 7	August 14	$0.350	$15.38	1,948,561	1,720,839	227,722
April 27	May 8	May 15	$0.350	$17.96	1,637,096	1,445,775	191,321
January 26	February 7	February 14	$0.583	$22.44	2,126,649	1,878,115	248,534
					7,941,650	7,013,538	928,112
2016
October 28	November 7	November 14	$0.583	$25.06	1,861,187	1,643,677	217,510
July 28	August 5	August 12	$0.583	$22.84	1,991,304	1,758,587	232,717
April 29	May 6	May 13	$0.583	$21.14	2,093,257	1,848,626	244,631
January 29	February 5	February 12	$0.583	$16.27	2,625,681	2,318,827	306,854
					8,571,429	7,569,717	1,001,712
2015
October 30	November 6	November 13	$0.583	$27.10	1,543,182	1,362,836	180,346
July 30	August 7	August 14	$0.583	$30.68	1,337,969	1,181,605	156,364
April 30	May 8	May 15	$0.570	$37.25	1,061,026	937,028	123,998
January 29	February 6	February 13	$0.570	$37.50	1,038,375	917,024	121,351
					4,980,552	4,398,493	582,059

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $137 million, $179 million and $161 million during the years ended December 31, 2017, 2016 and 2015, respectively.

PARTNERSHIP TRANSACTIONS IMPACTING SHAREHOLDERS’ EQUITY

Distribution Reduction

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

On April 28, 2017, the Partnership announced the results of Enbridge's strategic review of its United States sponsored vehicles, which was conducted as a result of integration efforts post merger with Spectra Energy Corp. The Partnership reduced its quarterly distribution from $0.583 per unit to $0.35 per unit or from $2.33 per unit to $1.40 per unit on an annualized basis. As a result, of the distribution reduction our quarterly distribution of additional i-units and corresponding Listed shares distributed to the public was reduced from $0.583 per unit to $0.35 per unit.

Issuance of Class A Units
On April 27, 2017, the Partnership funded the redemption of the Series 1 Preferred Units through the issuance of 64 million Class A common units to the General Partner at a price of $18.66 per Class A common unit. The Class A common units were recognized on April 27, 2017, at fair value. The fair value of the Class A common units was $18.57 per unit, the market closing price on April 27, 2017, resulting in a $1.2 billion increase to the Class A unit capital account.

Redemption of Series 1 Preferred Units
On April 27, 2017, the Partnership redeemed all of its outstanding Series 1 Preferred Units held by the General Partner at face value of $1.2 billion in cash.

Simplification of Incentive Distributions
On April 27, 2017, a wholly-owned subsidiary of the General Partner irrevocably waived all of its rights associated with its 66 million Class D units and 1,000 IDUs, in exchange for the issuance of 1,000 Class F units. The waiving of the Class D units and IDUs by a wholly-owned subsidiary of the General Partner represents an extinguishment, resulting in a de-recognition of the Class D units and IDUs at their carrying value. The Class F units were recorded at their fair value of $263 million and the difference between the fair value of the Class F units and the de-recognized Class D units and IDUs were recorded as an increase of $3 billion to the General Partner’s capital account.

Alberta Clipper Drop Down to the Partnership
On January 2, 2015, the Partnership completed a transaction, or the Drop Down, pursuant to which it acquired the remaining 66.7% interest in the United States segment of the Alberta Clipper Pipeline from the General Partner. The consideration consisted of 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694 million issued to the General Partner, plus a cash repayment of approximately $306 million of indebtedness.

The Partnership recorded the issuance of the Class E units at a fair value of $768 million, which was $364 million higher than the $404 million carrying value of the Partnership’s related noncontrolling interests in Alberta Clipper. As a result, the Partnership reduced the carrying values of the Class A and Class B common units, the i-units, and the General Partner interest by $364 million on a pro-rata basis. The recording of this noncash transaction reduced the book basis of our investment in the Partnership, based on our proportionate ownership interest in the Partnership at the time of the transaction, by $46 million, net of a $27 million tax benefit. A corresponding reduction to our “Shareholders’ equity” was recorded and is reflected under “Capital account adjustments” in the significant changes in the statements of shareholders’ equity. The recording of this transaction also reduced the carrying values of both classes of the common units below zero.

As discussed above, the Partnership Agreement requires that such capital account deficits are cured by additional allocations from the capital accounts of the i-units and the General Partner on a pro-rated basis. Our pro-rated share of this curing as a result of the Drop Down, was $29 million, net of a $17 million tax benefit, which is reflected as an additional reduction to the book basis of our investment in the Partnership, with a corresponding reduction to our “Shareholders’ equity.”

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

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

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

The General Partner, we and Enbridge, through its affiliates, provide the Partnership with managerial, administrative, operational and director services pursuant to service agreements among all of us. Pursuant to these service agreements, the Partnership reimburses us, the General Partner and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services. Through an operational services agreement among Enbridge, affiliates of Enbridge and the Partnership, the Partnership is charged for the services of our executive management resident in Canada. Through a general and administrative services agreement among the Partnership, the General Partner, us and Enbridge Employee Services, Inc. (EES), a subsidiary of the General Partner, the Partnership is charged for the services of our executive management resident in the United States. In addition, other employees of EES are assigned to work for the General Partner, the Partnership and us, and employer expenses for these employees are charged by EES to each of us, as appropriate. For the years ended December 31, 2017 , 2016 and 2015, all costs from EES incurred by us were charged to the Partnership pursuant to these agreements and were immaterial.

5. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

During the third quarter of 2015, we updated our forecasts and concurrently reevaluated the reversal of our temporary difference related to the investment in the Partnership. As a result of this revision to our forecast, we determined that Class A and Class B common units would continue to be cured primarily from income allocations of the i-units into the foreseeable future. Based on the estimates of our future operating income included in our forecasts, including curing impacts, we concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we recognized a full valuation allowance on the net deferred tax asset during the third quarter of 2015. The recognition of the valuation allowance resulted in additional tax expense of $275 million for the year ended December 31, 2015. We considered our disclosure of the valuation allowance as shown in the effective rate reconciliation as compared to the table of deferred taxes, and noted that this is consistent with our application of the intraperiod allocation of the valuation allowance between the loss in continuing operations and other comprehensive income.

The tax effects of significant temporary differences representing deferred tax assets and (liabilities) are as follows:

	December 31,
	2017	2016
	(in millions)
Investment in Partnership	$199	$321
Valuation allowance on investment in Partnership	(199)	(321)
Net deferred tax asset (liability)	$—	$—

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for the calendar years ended 2016, 2015 and 2014. There were no cash payments for income taxes during the years ended December 31, 2017, 2016 and 2015.

INCOME TAX RATE RECONCILIATION

	2017	2016	2015
	(in millions of dollars)
Loss before income tax benefit (expense)	$(43)	$(122)	$(380)
Federal Income tax benefit	15	43	133
State Income tax benefit	1	2	10
Adjustment to AOCI unwind tax	(2)	—	—
Tax Rate change	(122)	(4)	—
Valuation allowance	122	(39)	(275)
Total income tax benefit (expense)(1)	$14	$2	$(132)
Effective income tax rate(2)	32.6%	1.6%	(34.7)%

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

2017 TAX REFORM
On December 22, 2017, United States legislation referred to as the "Tax Cuts and Jobs Act" (the TCJA) was signed into law. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986 (as amended, the Code), including amendments which significantly change the taxation of individual and business entities. Changes in the Code from the TCJA did not have a material impact on our financial statements in 2017.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

6. SUMMARIZED FINANCIAL INFORMATION FOR THE PARTNERSHIP

The following table provides summarized financial information of the Partnership:

	December 31,
	2017	2016	2015
	(in millions)
Operating revenue	$2,428	$2,516	$2,303
Operating expenses	1,307	2,035	1,339
Operating income	$1,121	$481	$964
Income from continuing operations	708	116	739
Net income (loss)	651	(41)	454
Less: Net income attributable to:
Noncontrolling interest	369	26	221
Series 1 preferred unit distributions	29	90	90
Accretion of discount on Series 1 preferred units	8	5	11
Net income (loss) attributable to Enbridge Energy Partners, L.P.	$245	$(162)	$132
Less: Net income attributable to the General Partner(1)	$45	$215	$217
Net income (loss) attributable to common units and i-units(2)	$200	$(377)	$(85)

Current assets(3)	$330	$401
Long-term assets(4)	$14,498	$17,709
Current liabilities(5)	$935	$1,102
Long-term liabilities(6)	$7,154	$9,185
Noncontrolling interests	$4,969	$3,846
Partners’ capital	$1,770	$3,977
_______________________________

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.

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

(3)	Current assets included $139 million related to discontinued operations in 2016.

(4)	Long-term assets included $4,775 million related to discontinued operations in 2016.

(5)	Current liabilities included $300 million related to discontinued operations in 2016.

(6)	Long-term liabilities included $844 million related to discontinued operations in 2016.

7. CONTINGENCIES

We are in discovery in relation to a unitholder derivative action, with trial scheduled in the fourth quarter of 2018. Accordingly, an estimate of reasonably possible losses, if any, associated with causes of action cannot be made until all of the facts, circumstances and legal theories relating to such claims and the defenses are fully disclosed and analyzed. We have not established any reserves relating to this action. We believe the action is without merit and expect to vigorously defend against it. We believe an unfavorable outcome to be more than remote but less than probable.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

8. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
	(in millions, except per share amounts)
2017 Quarters
Net loss	(2)	(2)	(2)	(23)	$(29)
Net loss per share, (basic and diluted)	(0.02)	(0.02)	(0.02)	(0.27)	$(0.34)
2016 Quarters
Net loss	(117)	(1)	(1)	(1)	$(120)
Net loss per share, (basic and diluted)	(1.56)	(0.02)	(0.02)	(0.02)	$(1.54)

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS

9. SUBSEQUENT EVENTS

SHARE DISTRIBUTION
On January 31, 2018, our board of directors declared a share distribution payable on February 14, 2018, to shareholders of record as of February 7, 2018, based on the $0.35 per limited partner unit distribution declared by the Partnership. The Partnership’s distribution increases the number of i-units that we own. The number of i-units we received from the Partnership on February 14, 2018 was 2,261,583. The amount of this increase is calculated by dividing $0.35, the cash amount distributed by the Partnership per common unit by $13.90, the average closing price of one of our Listed Shares on the NYSE for the 10-day trading period immediately preceding the ex-dividend date for our shares, multiplied by 89,798,812, the number of shares outstanding on the record date. We distributed an additional 1,997,280 Listed Shares to our public shareholders and 264,303 shares to the General Partner in respect of these additional i-units.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information required to be disclosed in our annual and quarterly reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at a reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Our management assessed, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2017, beginning on the second page of Item 8. Financial Statements and Supplementary Data, after the table of contents.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2017.

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

Name	Age	Position
Jeffrey A. Connelly	71	Director and Chairman of the Board
J. Richard Bird	68	Director
J. Herbert England	71	Director
D. Guy Jarvis	54	Director and Executive Vice President — Liquids Pipelines
Mark A. Maki	53	Director and President
Stephen J. Neyland	50	Director and Vice President
Laura Buss Sayavedra	50	Director and Vice President
William S. Waldheim	61	Director
Dan A. Westbrook	65	Director
John K. Whelen	58	Director
Mark R. Boyce	54	Vice President — Liquids Pipelines Law
David W. Bryson	51	Senior Vice President — Liquids Pipelines, Operations
Allen C. Capps	47	Controller
Leo J. Golden	51	Vice President — Major Projects
Wanda M. Opheim	55	Treasurer
Christopher J. Johnston	48	Vice President — Finance
Bradley F. Shamla	49	Vice President — Liquids Pipelines, Operations

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

J. Richard Bird
J. Richard Bird was elected a director of the General Partner and Enbridge Management in October 2012. He retired from Enbridge in early 2015, having served as Executive Vice President, Chief Financial Officer and Corporate Development, and various other roles, including: Executive Vice President Liquids Pipelines, Senior Vice President Corporate Planning and Development, and Vice President and Treasurer during his tenure with Enbridge which began in 1995. Mr. Bird serves on the Board of Directors or Trustees of Enbridge Pipelines Inc., Enbridge Income Fund Holdings Inc. and Bird Construction Company Inc. He is a member of the Board of Directors of the Alberta Investment Management Company and chairman of its audit committee. Mr. Bird is also a member of the Investment Committee of the University of Calgary Board of Governors. He was named Canada’s CFO of the Year for 2010. He holds a Bachelor of Arts degree from the University of Manitoba, and a Masters of Business Administration and PhD from the University of Toronto and has completed the Advanced Management Program at Harvard Business School.

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

D. Guy Jarvis
D. Guy Jarvis was appointed Executive Vice President - Liquids Pipelines and a director of the General Partner and Enbridge Management in March 2014. Mr. Jarvis was appointed Executive Vice President and President, Liquids Pipelines of Enbridge on February 2017, he has served as President of the Liquids Pipelines division of Enbridge since March 2014, when he assumed responsibility for all of Enbridge’s crude oil and liquids pipeline businesses across North America. Prior to this, he was Chief Commercial Officer, Liquids Pipelines from October 2013 to March 2014. From September 2011 to October 2013, Mr. Jarvis served as President of Enbridge Gas Distribution, providing overall leadership to Enbridge Gas Distribution, Canada’s largest natural gas utility, as well as Enbridge Gas New Brunswick, Gazifère and St. Lawrence Gas. Previously at Enbridge Pipelines Inc., Mr. Jarvis served as Senior Vice President, Investor Relations & Enterprise Risk; Senior Vice President, Business Development from March 2008 to October 2010; Vice President, Upstream Development for Enbridge Pipelines Inc.; and Vice President, Gas Services.

Mr. Jarvis joined Enbridge in 2000 and brings to the board over a quarter century of experience in the oil and gas business, the bulk of which relates to energy marketing and business development activities.

Mark A. Maki
Mark A. Maki was appointed President of the General Partner and Enbridge Management in January 2014 and has served as a director of both companies since October 2010. Additionally, in October 2016, Mr. Maki was elected to serve Enbridge as Senior Vice President — Finance Business Partners. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served as Vice President — Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki brings over thirty years of oil and gas experience to the board, having joined Enbridge in 1986 and progressing through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

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

Dan A. Westbrook
Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. From 2013 to 2016, Mr. Westbrook served as a director of SandRidge Energy, Inc. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held United States company that provided software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

John K. Whelen
John K. Whelen was elected a director of the General Partner and Enbridge Management in October 2014. Mr. Whelen also serves Enbridge as Executive Vice President and Chief Financial Officer since October 15, 2014, and as such leads the financial reporting function, and tax and treasury functions for Enbridge. Prior to this, from July 2014, to October 2014, Mr. Whelen was Senior Vice President, Finance for Enbridge and from April 2011 to July 2014 he was Senior Vice President and Controller. From September 2006 to April 2011, Mr. Whelen was Senior Vice President, Corporate Development for Enbridge. Additionally, Mr. Whelen has served as the chief financial officer, and then President of Enbridge Income Fund. Mr. Whelen joined Enbridge in 1992 as Manager of Treasury at what has become Enbridge Gas Distribution and has held a series of executive positions during his tenure with Enbridge.

Mr. Whelen brings to our Board his broad experience in capital markets as well as treasury, risk management, corporate planning and development, and financial reporting.

Stephen J. Neyland
Stephen J. Neyland was elected as a director to the General Partner and Enbridge Management in February of 2017. He was appointed Vice President of the General Partner and Enbridge Management in October of 2017 after having previously served as Vice President - Finance of the General Partner and Enbridge Management from October

2010 to July 2017. He also serves as Vice President - Finance of Spectra Energy Partners GP, LLC since February of 2017. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to these appointments, he served the General Partner as Controller - Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

Mr. Neyland brings to our Board his broad experience in finance and accounting as well as in-depth knowledge of the business of the General Partner and Enbridge Management.

Laura Buss Sayavedra
Laura Buss Sayavedra was elected a director of the General Partner and Enbridge Management in February 2017.   Also in February 2017, Ms. Sayavedra was elected as a director and appointed as the Vice President of Sponsored Vehicles of Spectra Energy Partners GP, LLC. In November of 2017, Ms. Sayavedra was appointed Vice President Finance Transformation and ERP Program Lead. From February to November 2017, Ms. Sayavedra served as Vice President, Sponsored Vehicles of the General Partner. Ms. Sayavedra served as Vice President and Treasurer and head of enterprise risk management for Spectra Energy Corp from January 2014 to February 2017. Ms. Sayavedra previously served as Vice President-Strategy for Spectra Energy Corp in 2013, as Vice President and Chief Financial Officer of Spectra Energy Partners, LP from 2008 to 2014, and as Vice President, Strategic Development and Analysis of Spectra Energy Corp from 2007 to 2008. Prior to that, Ms. Sayavedra served as a Vice President of Operations & Analytics of Duke Energy North America, and also served in various finance and business development roles of increasing responsibility.

Ms. Sayavedra brings to our Board her experience in finance and capital markets transactions as well as treasury and risk management.

Bradley F. Shamla
Bradley F. Shamla was appointed Vice President — Liquids Pipelines, Operations of the General Partner and Enbridge Management in April 2013. He previously served Enbridge as Vice President, Market Development since October 2010. Mr. Shamla was previously a senior director in the Business Development Group of Enbridge since 2008 and before that he was general manager in the Liquids Pipelines Operations Group, having joined Enbridge in 1991 and worked in a number of areas, including Operations, Engineering and Administration, both in the United States and Canada.

OTHER EXECUTIVE OFFICERS

Mark R. Boyce was appointed Vice President, Liquids Pipelines Law of the General Partner and Enbridge Management in June 2016. Mr. Boyce also currently serves as Vice President, Liquids Pipelines Law of several Enbridge subsidiaries. Prior to that, from May 2015 to June 2016, he was Vice President, Chief Compliance & Privacy Officer for Enbridge and from April 2012 until May 2015 he was Vice President & Chief Compliance Officer for Enbridge, responsible for the development and performance of compliance, training and ethics programs. Prior to April 2012, Mr. Boyce served Enbridge Gas Distribution (“EGD”) as Vice President, Law & Information Technology, a position he had progressed to after joining Enbridge as a corporate solicitor for the predecessor of EGD in August 1993.

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

Allen Capps was appointed Controller and principal accounting officer of each of General Partner and Enbridge Management in February 2017. Mr. Capps is also Vice President and Chief Accounting Officer of Enbridge Inc. and the Controller of Spectra Energy Partners GP, LLC. He was appointed Vice President and Controller of Spectra Energy

Corp in January 2012. He previously served as Vice President, Business Development, Storage and Transmission, for Union Gas from April 2010. Prior to such time, Mr. Capps served as Vice President and Treasurer for Spectra Energy Corp from December 2007 until April 2010. Mr. Capps has a strong knowledge of the energy industry and years of experience in senior finance and treasury roles.

Leo J. Golden was appointed Vice President — Major Projects of the General Partner and Enbridge Management on April 30, 2015. Since July 2014 he also serves Enbridge as a Vice President responsible for the execution of Renewables, Power and Gas Processing projects in both Canada and the United States From November 2011 to July 2014, Mr. Golden served Enbridge as Vice President, Major Projects Execution for certain subsidiaries. From April 2008 and November 2011, he was Vice President of Pipeline and Green Energy Projects and Vice President of the Alberta Clipper Project for certain Enbridge subsidiaries. Mr. Golden has served Enbridge in many capacities for over 25 years, having joined Enbridge in September 1990. His roles have included Director and Project Director of several Enbridge projects and areas, including Alberta Clipper, Shipper Services, Oil Sands and Acquisitions, Rates Assistant, Rates Analyst, Planning Analyst, Energy Analyst, and Manager of Business Development. In 1989, prior to joining Enbridge, Mr. Golden was a policy analyst with the Vancouver Stock Exchange.

Christopher J. Johnston was appointed Vice President, Finance and principal financial officer of the General Partner and Enbridge Management in July 2017. Mr. Johnston is also currently the Vice President Finance, Liquids Pipelines of Enbridge Inc. He joined Enbridge Inc. as Vice President and Controller on July 1, 2014. Prior to joining Enbridge Inc., Mr. Johnston worked at Deloitte LLP where he was Partner in their Assurance and Advisory practice for eight years.

Wanda M. Opheim was appointed to the role of Treasurer of the General Partner and Enbridge Management in February of 2017. She was also appointed to the role of Senior Vice President, Treasury of Enbridge in February 2017. Prior to that, she held the role of Senior Vice President, Chief Accounting Officer of Enbridge. Since joining Enbridge 25 years ago, Ms. Opheim has held roles of increasing responsibility within the Enbridge finance group most recently as Senior Vice President, Finance. Prior to that she was the Vice President, Corporate Planning and Development, Vice President, Treasury & Tax, Senior Director, Tax Services and Manager, Cash Management & Banking.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2017 were timely made.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 8, 2017.

STATEMENT ON BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Statement on Business Conduct applicable to all of our employees, officers and directors. We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. Copies of the Statement on Business Conduct, and the Corporate Governance Guidelines are available on our website at www.enbridgemanagement.com. We post on our website any amendments to or waivers of our Statement on Business Conduct or amendments to our Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form

8-K relating to this information through such postings. Additionally, these materials are available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 5400 Westheimer Court, Houston, Texas 77056.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. Mr. England is chairman of the Audit Committee. The members of the Audit Committee are Jeffrey A. Connelly, J. Herbert England, William S. Waldheim and Dan A. Westbrook. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

The charter of the Audit Committee is available on our website at www.enbridgemanagement.com. The charter of the Audit Committee complies with the listing standards of the NYSE currently applicable to us. This material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Management, L.L.C., 5400 Westheimer Court, Houston, Texas 77056.

Enbridge Management’s Board of Directors has determined that Mr. England and Mr. Connelly each qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. England serves on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc., and Enbridge Inc. In compliance with the provisions of the Audit Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit Committee.

Enbridge Management’s Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.
Persons wishing to communicate with our Audit Committee may do so by writing to the Chairman, Audit Committee, c/o Enbridge Energy, 5400 Westheimer Court, Houston, Texas 77056.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of Enbridge Management meet at regularly scheduled executive sessions without management. Jeffrey A. Connelly serves as the presiding director at those executive sessions. Persons wishing to communicate with the Company’s independent directors may do so by writing to the Chairman, Board of Directors, Enbridge Energy Management, L.L.C., 5400 Westheimer Court, Houston, Texas 77056.

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

The discussion of executive compensation for the Partnership is found in Part III. Item 11. Executive Compensation of the Partnership’s 10-K, which is hereby incorporated by reference as the Partnership reimburses a portion of the compensation of our directors and officers for the services they provide to us, the General Partner and the Partnership.

The compensation policies and philosophy of Enbridge govern the types and amount of compensation of the Named Executive Officers, or NEOs. Since these policies and philosophy are those of Enbridge, we also refer you to a discussion of those items as set forth in the Executive Compensation section of the Enbridge Proxy Statement, on the Enbridge website at www.enbridge.com. The Enbridge Proxy Statement is filed by Enbridge with the SEC and is not incorporated into this document by reference or deemed furnished or filed by us under the Exchange Act; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 13, 2018, unless otherwise noted, with respect to persons known by Enbridge Management to be the beneficial owners of more than 5% of our Listed Shares:

	Listed Shares(1)
Name and Address of Beneficial Owner	Number of shares	Percent of Class
Enbridge Energy Company, Inc.(2) 5400 Westheimer Court Houston, TX 77056	10,494,463	11.7
Energy Income Partners, LLC(3) 10 Wright Street Westport, CT 06880	14,331,530	16.0
Kayne Anderson Capital Advisors, L.P.(4) 1800 Avenue of Stars, Third Floor Los Angeles, CA 90067	9,898,613	11.0
First Trust Portfolios L. P. , First Trust Advisors L.P. and The Charger Corporation(5) 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	13,072,494	14.6
Salient Capital Advisors, LLC(6) 4265 San Felipe, 8th Floor Houston, TX 77027	5,441,421	6.1
Maple-Brown Abbott Ltd (7) Level 31, 259 George Street Sydney NSW 2000	4,979,149	5.6

(1)
As of February 13, 2018, there were 89,798,812 Listed Shares issued and outstanding. In all cases we will vote, or refrain from voting, the Partnership’s i-units that we own in the manner that the owners of our shares, including our voting shares, vote, or refrain from voting, their shares through the provisions in the Partnership Agreement and our limited liability company agreement. The number of our outstanding shares and the number of the Partnership’s i-units will at all times be equal.

(2)	The General Partner also owns 6.77 or 100%, of our voting shares, which are not Listed Shares.

(3)
Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville, Saul Ballesteros and John Tysseland jointly reported in their Schedule 13G, filed January 10, 2018, that: (a) they each have shared voting power and shared dispositive power of 14,331,530 of our Listed Shares; (b) Energy Income Partners, LLC serves as a sub-adviser to certain registered investment companies advised by First Trust Advisors LP (“Sub Advised Funds”); (c) as of December 31, 2017 the Sub Advised Funds owned 14.4% of our Listed Shares; (d) James J. Murchie, Eva Pao and John Tysseland are the portfolio managers with respect to portfolios managed by Energy Income Partners, LLC; and (e) Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC.

(4)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne reported shared voting power and shared dispositive power of 9,898,613 shares in its amendment to its Schedule 13G, filed January 9, 2018. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships and his ownership of common stock of the registered investment company.

(5)
On its joint Schedule 13G, filed January 16, 2018, First Trust Portfolios L.P., First Trust Advisors L. P., and The Charger Corporation, reported shared voting and shared dispositive power as to an aggregate of 13,072,494 shares by First Trust Advisors L.P. and The Charger Corporation.

First Trust Portfolio L.P. sponsors unit investment trusts which hold the Listed Shares; First Trust Advisors L.P. acts as portfolio supervisor of the unit investment trusts and The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. The foregoing entities disclaim having the power to vote such listed shares as they are voted by the trustee of such unit investment trusts.

(6)	Salient Capital Advisors LLC reported sole voting power as to 5,441,421 shares and sole dispositive power as to 5,441,421 in its Schedule 13G, filed January 18, 2018.

(7)	Maple-Brown Abbott Ltd. reported sole voting power as to 4,979,149 shares and sole dispositive power as to 4,979,149 in its Schedule 13G, filed January 25, 2018.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 13, 2018 with respect to our Listed Shares and each class of the Partnership’s units beneficially owned by the Named Executive Officers, or NEOs, all directors and all executive officers of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	123,660	*	Class A common units	—	*
David Bryson	Listed Shares	—	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
Christopher J. Johnston	Listed Shares	1,483	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	7,642	*	Class A common units	4,000	*
Stephen J. Neyland(4)(5)	Listed Shares	11,278	*	Class A common units	1,200	*
Laura Buss Sayavedra	Listed Shares	—	*	Class A common units	—	*
Bradley F. Shamla	Listed Shares	—	*	Class A common units	—	*
William S. Waldheim(6)	Listed Shares	—		Class A common units	6,000	*
Dan A. Westbrook(7)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (18 persons)	Listed Shares	144,063	*	Class A common units	62,826	*
_______________________________

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)
The 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.

(3)	The Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.

(4)	The Listed shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

(5)	The 1,200 Class A common units beneficially owned by Mr. Neyland are held by a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

(6)	The 6,000 Class A common units beneficially held by Mr. Waldheim are held in the Waldheim Family Trust.

(7)
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

For the years ended December 31, 2017, 2016 and 2015, all expenses in connection with our management of the business and affairs of the Partnership were paid by the Partnership.

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

For the years ended December 31, 2017, 2016 and 2015, expenses for services and personnel provided under the services agreements were paid by the Partnership.

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

SECURITY OWNERSHIP AND DISTRIBUTIONS

In connection with our formation on May 14, 2002, we issued the General Partner one voting share in consideration of the General Partner’s initial contribution to us. In connection with our initial public offering on October 17, 2002, the General Partner acquired 1,550,000 of our Listed Shares at a price of $39.00 per share. We make quarterly share distributions pursuant to the provisions of our limited liability company agreement as described in Part II. Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters of this Annual Report. At February 13, 2018, the General Partner owned approximately 10,494,463, or approximately 11.7%, of our Listed Shares and 6.77, or 100%, of our voting shares.

At February 13, 2018, we owned 89,798,819 i-units, representing all of the outstanding i-units and an approximate 19.9% limited partner interest in the Partnership. For further discussion of ownership and distributions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS OF THE PARTNERSHIP

For a discussion of other relationships and related transactions as they pertain to the Partnership, refer to Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of the Partnership’s 10-K, which is hereby incorporated by reference.

DIRECTOR INDEPENDENCE

For a discussion of director independence, see Item 10. Directors, Executive Officers and Corporate Governance — Governance Matters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, Enbridge Management’s principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2017	2016
Audit Fees(1)	$70,000	$89,000
Total	$70,000	$89,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the financial statements and review of the interim financial statements.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of our board of directors; however services up to $50,000 may be approved by the Chairman of the Audit Committee, under authority of our Board of Directors. All services in 2017 and 2016 were approved by the Audit Committee.

All fees, including the amounts shown above, that are billed by PricewaterhouseCoopers LLP for services rendered are paid by the Partnership on behalf of Enbridge Management.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as a part of this report:

(1)	FINANCIAL STATEMENTS.
The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Statements of Income for the years ended December 31, 2017, 2016 and 2015.

c.	Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

d.	Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

e.	Statements of Financial Position as of December 31, 2017 and 2016.

f.	Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015.

g.	Notes to the Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES.
All schedules have been omitted because they are not applicable, any required information is shown in the Financial Statements or Notes thereto or the required information is immaterial.

(3)	EXHIBIT.
Reference is made to the “Index of Exhibits” following Item 16. Form 10-K Summary, which is hereby incorporated into this Item.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS
Each exhibit identified below is included as a part of this Annual Report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

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

10.4	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.5	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.6	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of Enbridge Management’s Quarterly Report on Form 10-Q filed on November 25, 2002).
10.7	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q, filed July 31, 2013).
10.8	Form of Indemnification Agreement by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of to the Partnership’s Quarterly Report on Form 10-Q, filed on October 30, 2015).
10.9	Form of Guarantee, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q, filed July 31, 2013).
+10.10
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

*99.2	Enbridge Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________
Copies of Exhibits may be obtained upon written request of any shareholder to Investor Relations, Enbridge Energy Management, L.L.C., 5400 Westheimer Court, Houston, Texas 77056.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)
Date: February 15, 2018	By: /s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Mark A. Maki	/s/ Christopher J. Johnston
Mark A. Maki President and Director (Principal Executive Officer)	Christopher J. Johnston Vice President, Finance (Principal Financial Officer)
/s/ Allen Capps	/s/ Jeffrey A. Connelly
Allen C. Capps Controller (Principal Accounting Officer)	Jeffrey A. Connelly Director
/s/ J. Herbert England	/s/ J. Richard Bird
J. Herbert England Director	J. Richard Bird Director
/s/ Stephen J. Neyland	/s/ Laura Buss Sayavedra
Stephen J. Neyland Vice President and Director	Laura Buss Sayavedra Vice President and Director
/s/ John K. Whelen	/s/ Dan A. Westbrook
John K. Whelen Director	Dan A. Westbrook Director
/s/ William S. Waldheim	/s/ D. Guy Jarvis
William S. Waldheim Director	D. Guy Jarvis Executive Vice President — Liquids Pipelines and Director