Form 10-Q
period 2018-03-31
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2018-05-10
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-31383

ENBRIDGE ENERGY MANAGEMENT, L.L.C. (Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1414604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5400 Westheimer Court
Houston, Texas 77056
(Address of Principal Executive Offices) (Zip Code)
(713) 627-5400
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

The Registrant had 92,060,305 Listed Shares outstanding as of May 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended March 31, 2018.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “Enbridge Management” are intended to mean Enbridge Energy Management, L.L.C. We are a limited partner of Enbridge Energy Partners, L.P., which we refer to as "the Partnership”. References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us.

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the effectiveness of the various actions taken by the Partnership resulting from its strategic review; (2) changes in the demand for the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (3) the Partnership’s ability to successfully complete and finance expansion projects; (4) the effects of competition, in particular, by other pipeline systems; (5) shut-downs or cutbacks at the Partnership’s facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (6) hazards and operating risks that may not be covered fully by insurance; (7) any fines, penalties and injunctive relief assessed in connection with a crude oil release; (8) state or federal legislative and regulatory initiatives or actions that affect cost and investment recovery or that have an effect on rate structure, or other changes in or challenges to the Partnership’s tariff rates; (9) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (10) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets. As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which is available to the public over the Internet at the United States Securities and Exchange Commission’s (the SEC), website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks to the Partnership that also may affect us.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF INCOME
(unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2)	$(3)
Loss before income taxes	(2)	(3)
Income tax benefit	1	1
Net loss	$(1)	$(2)
Net loss per share, (basic and diluted)	$(0.02)	$(0.02)
Weighted average shares outstanding	91	83
Distribution paid per share	$0.350	$0.583
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three months ended March 31,
	2018	2017
Net loss	$(1)	$(2)
Equity in other comprehensive income of Enbridge Energy Partners, L.P., net of tax benefit of $1 and $1, respectively	1	2
Comprehensive income	$—	$—
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(1)	$(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment in Enbridge Energy Partners, L.P.	2	3
Deferred income tax benefit	(1)	(1)
Net cash used in operating activities	—	—

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$1	$1
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF FINANCIAL POSITION
(unaudited; in millions, except voting shares amounts)

	March 31, 2018	December 31, 2017
ASSETS
Cash	$1	$1
Total assets	$1	$1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity
Voting shares - unlimited authorized; (6.94 and 6.77 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	$—	$—
Listed shares - unlimited authorized; (92.1 and 89.8 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	1,792	1,760
Accumulated deficit	(1,765)	(1,732)
Accumulated other comprehensive loss	(26)	(27)
Total liabilities and shareholders’ equity	$1	$1
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited; in millions)

	Listed Shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
March 31, 2018
Beginning balance	$1,760	$(1,732)	$(27)	$1
Net loss	—	(1)	—	(1)
Share distributions	32	(32)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	1	1
Ending balance	$1,792	$(1,765)	$(26)	$1

March 31, 2017
Beginning balance	$1,623	$(1,565)	$(57)	$1
Net loss	—	(2)	—	(2)
Share distributions	48	(48)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	2	2
Ending balance	$1,671	$(1,615)	$(55)	$1
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. BUSINESS OVERVIEW

The terms “we,” “our,” “us” and “Enbridge Energy Management” as used in this report refer collectively to Enbridge Energy Management, L.L.C. unless the context suggests otherwise.

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and notes required by U.S. GAAP for annual financial statements and should therefore be read in conjunction with our annual financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim financial statements follow the same significant accounting policies as those included in our annual financial statements for the year ended December 31, 2017.

2. CHANGES IN ACCOUNTING POLICIES

There were no significant accounting pronouncements issued during the three months ended March 31, 2018, that had a material impact on our consolidated results of operations, financial position or cash flows.

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of March 31, 2018.

The effective income tax rates are presented in the following table:

	Three months ended March 31,
	2018	2017
	(unaudited; in millions except for tax rate amounts)
Loss before income taxes	$(2)	$(3)
Income tax benefit(1)	1	1
Effective income tax rate	31.8%	30.8%
_____________________

(1)
Amortization of accumulated other comprehensive income into earnings is recorded before tax to recognize the related tax benefit. Recognition of the tax benefit in earnings does not impact the balance of the deferred tax asset and associated full valuation allowance, which was previously recorded when the losses were reflected in other comprehensive income.

4. CONTINGENCIES

We are in discovery in relation to a unitholder class and derivative action, with trial scheduled in the second quarter of 2019. A motion to dismiss the entirety of the action is pending. An estimate of reasonably possible losses, if any, associated with causes of action cannot be made until all of the facts, circumstances and legal theories relating to such claims and the defenses are fully disclosed and analyzed. We have not established any reserves relating to this action. We believe the action is without merit and expect to vigorously defend against it. We believe an unfavorable outcome to be more than remote but less than probable.

5. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

The following table provides summarized financial information of the Partnership:

	Three months ended March 31,
	2018	2017
	(unaudited; in millions)
Operating revenues	$592	$605
Operating expenses	355	336
Operating income	$237	$269
Income from continuing operations	$172	$179
Net income	172	157
Noncontrolling interests	(98)	(68)
Series 1 preferred unit distributions	—	(23)
Accretion of discount on Series 1 preferred units	—	(1)
Net income attributable to Enbridge Energy Partners, L.P.	$74	$65
Net income attributable to the General Partner(1)	$(12)	$(11)
Net income attributable to common units and i-units(2)	$62	$54
_____________________

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.

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

We owned approximately 20.3% and 16.9% of the Partnership at March 31, 2018 and 2017, respectively.

6. SUBSEQUENT EVENTS

Share Distribution
On April 27, 2018, our board of directors declared a share distribution payable on May 15, 2018, to shareholders of record as of May 8, 2018, based on the $0.35 per limited partner unit distribution declared by the Partnership. The share distribution, to be paid on May 15, 2018, will consist of 3.7041 additional shares for each 100 shares of record as of May 8, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At March 31, 2018 and 2017, through our ownership of i-units, we had an approximate 20.3% and 16.9%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and we no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership's underlying hedge contracts. As a result, our net loss for the three months ended March 31, 2018, and future losses, will consist of amortization of the remaining accumulated other comprehensive loss.

The following table presents our results of operations:

	Three months ended March 31,
	2018	2017
	(unaudited; in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2)	$(3)
Loss before income taxes	(2)	(3)
Income tax benefit	1	1
Net loss	$(1)	$(2)

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

There was no material change in our net loss as there was no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the New York Stock Exchange (NYSE) and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At March 31, 2018, our issued capitalization consisted of $1,792 million associated with our 92.1 million Listed Shares outstanding.

We use our capital to invest in i-units of the Partnership. We have, from time to time, raised capital through public equity offerings. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. We have not issued additional shares in 2018. The number of our shares outstanding, including the voting shares owned by the General Partner, will at all times equal the number of i-units we own in the Partnership. Typically, the General Partner and owners of the Partnership’s Class A and Class B common units, Class F units and Class E units will receive distributions from the Partnership in cash. We receive additional i-units under the terms of the Partnership Agreement instead of receiving cash distribution on the i-units we own. The number of additional i-units we receive is calculated by dividing the amount of the cash distribution paid by the Partnership on each of its common units by the average closing price of one of our Listed Shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of our shares outstanding on the record date. We make share distributions to our shareholders concurrently with the i-unit distributions we receive from the Partnership that increases the number of i-units we own. As a result of our share distributions, the number of shares outstanding is equal to the number of i-units that we own in the Partnership.

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

If we incur liabilities or other obligations in connection with the performance of our obligations under the delegation of control agreement, we are entitled to be reimbursed or to be indemnified by the Partnership or the General Partner. Thus, we expect that our expenditures associated with managing the business and affairs of the Partnership and the reimbursement of these expenses that we receive will continue to be equal. As previously stated, we do not receive quarterly cash distributions on the i-units we hold. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any net cash proceeds we receive from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources of or needs for additional liquidity. For further details regarding any contingencies, refer to Item 1. Financial Statements – Note 4 - Contingencies.

SHARE DISTRIBUTIONS

The following table sets forth our distributions, as approved by the board of directors during the three months ended March 31, 2018.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in million, except per unit amounts)
January 31, 2018	February 7, 2018	February 14, 2018	$0.35	$13.90	$2.3	$2.0	$0.3

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $32 million and $48 million during the three months ended March 31, 2018 and 2017, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that we do not conduct activities or enter into transactions of the type requiring discussion under this item.

For a discussion of these matters as they pertain to the Partnership, please read Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Partnership’s Quarterly Report on Form 10-Q, which is hereby incorporated by reference as activities of the Partnership have an impact on our results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I – Item 1. Financial Statements – Note 4 - Contingencies, which is incorporated herein by reference.

BRINCKERHOFF v. ENBRIDGE ENERGY CO.,INC. ET AL.

On July 20, 2015, plaintiff Peter Brinckerhoff (the Plaintiff), individually and as trustee of the Peter R. Brinckerhoff Trust, filed a Verified Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware against the General Partner, Enbridge, Enbridge Energy Partner, LP., Enbridge Pipelines (Alberta Clipper) L.L.C., the Enbridge Energy, Limited Partnership, us, and the following individuals: Jeffrey A. Connelly, Rebecca B. Roberts, Dan A. Westbrook, J. Richard Bird, J. Herbert England, C. Gregory Harper, D. Guy Jarvis, Mark A. Maki, and John K. Whelen, (collectively, the Director Defendants). The initial Complaint asserted both class action claims on behalf of holders of the Partnership's Class A Common Units, as well as derivative claims brought on behalf of the Partnership. The Plaintiff’s claims arose out of the January 2, 2015 repurchase by the Partnership of the General Partner’s 66.67% interest in the pipeline that runs from the Canadian international border near Neche, North Dakota to Superior, Wisconsin on the Partnership's Lakehead System (Alberta Clipper Pipeline), known as the 2015 Transaction. First, the Plaintiff alleged that the 2015 Transaction improperly amended without Public Unitholder consent the Sixth Amended and Restated Agreement of Limited Partnership (the LPA) so as to allocate to the Public Unitholders gross income that should have been allocated to the General Partner (the Special Tax Allocation). Second, the Plaintiff alleged that the Partnership paid an unfair price for the General Partner’s 66.67% interest in the Alberta Clipper Pipeline such that the 2015 Transaction breached the LPA because it was not fair and reasonable to the Partnership. The initial Complaint asserted claims for breach of fiduciary duty, breach of the covenant of good faith and fair dealing, breach of residual fiduciary duties, tortious interference, aiding and abetting, and rescission and reformation.

On April 29, 2016, the Court of Chancery granted Enbridge’s and the Director Defendants’ motion to dismiss and dismissed the case in its entirety. On May 26, 2016 the Plaintiff appealed that dismissal to the Delaware Supreme Court. On March 20, 2017, the Delaware Supreme Court reversed in part and affirmed in part the ruling of the Court of Chancery. Specifically, the Delaware Supreme Court affirmed that the enactment of the Special Tax Allocation did not breach the LPA, but reversed on the question of whether the Plaintiff had adequately alleged that the price the Partnership paid in the 2015 Transaction, including the Special Tax Allocation component, was fair and reasonable to the Partnership. On November 15, 2017, Plaintiff filed a Verified Second Amended Complaint (the Second Amended Complaint). The Second Amended Complaint added Piper Jaffray & Co. as successor to Simmons & Company International (Simmons) as a direct Defendant. Simmons acted as the financial advisor to our Special Committee in the 2015 Transaction. The Second Amended Complaint also revised many of the allegations against Enbridge and the Director Defendants. On December 18, 2017, all Defendants except Simmons filed their brief in support of their motion to dismiss the Second Amended Complaint. On January 19, 2018, Simmons filed its brief in support of its motion to dismiss the Second Amended Complaint.

On February 28, 2018, Plaintiff filed a Motion for Leave to File a Verified Third Amended Complaint and a Motion to Intervene on behalf of a proposed new plaintiff, Judy Mesirov (subsequently amended). On March 23, 2018, Plaintiff filed a Verified Third Amended Complaint and a Motion for Voluntary Dismissal of Brinckerhoff. On April 3, 2018, all Defendants filed their briefs in support of their motions to dismiss the Third Amended Complaint. The parties are currently in discovery, with trial currently scheduled for the second quarter of 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 6. EXHIBITS

Reference is made to the “Index of Exhibits” following immediately below, which is hereby incorporated into this Item.

INDEX OF EXHIBITS

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)

Date: May 9, 2018	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)