Form 10-Q
period 2018-06-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2018-08-03
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 95,470,303 Listed Shares outstanding as of July 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended June 30, 2018.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the negotiation and execution, and the terms and conditions, of definitive agreements relating to Enbridge's offer to acquire all of our outstanding Listed Shares not currently beneficially owned by Enbridge (the Proposed Transaction) and the timing and ability of Enbridge or us to enter into or consummate such agreements; (2) the effectiveness of the various actions the Partnership has taken resulting from its strategic review process; (3) changes in the demand for the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (4) the Partnership's ability to successfully complete and finance expansion projects; (5) the effects of competition, in particular, by other pipeline systems; (6) shut-downs or cutbacks at the Partnership's facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (7) hazards and operating risks that may not be covered fully by insurance; (8) any fines, penalties and injunctive relief assessed in connection with any crude oil release; (9) state or federal legislative and regulatory initiatives or actions that affect cost and investment recovery or that have an effect on rate structure, or other changes in or challenges to the Partnership's tariff rates; (10) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (11) permitting at federal, state and local levels or renewals of rights of way.

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

For additional factors that may affect results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and in any Quarterly Report on Form 10-Q filed thereafter, which is available to the public over the Internet at the United States Securities and Exchange Commission’s (the SEC), website (www.sec.gov) and at our website (www.enbridgemanagement.com). Also see information regarding forward-looking statements and “Item 1A. Risk Factors” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks to the Partnership that also may affect us.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF INCOME
(unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2)	$(2)	$(4)	$(5)
Loss before income taxes	(2)	(2)	(4)	(5)
Income tax benefit	1	1	2	2
Net loss	$(1)	$(1)	$(2)	$(3)
Net loss per share, (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding	94	85	92	84
Distribution paid per share	$0.350	$0.350	$0.700	$0.933
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(1)	$(1)	$(2)	$(3)
Equity in other comprehensive income of Enbridge Energy Partners, L.P., net of tax benefit of $1, $1, $2 and $2, respectively	1	1	2	3
Comprehensive income	$—	$—	$—	$—
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(2)	$(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment in Enbridge Energy Partners, L.P.	4	5
Deferred income tax benefit	(2)	(2)
Net cash used in operating activities	—	—

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of period	$1	$1
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF FINANCIAL POSITION
(unaudited; in millions, except voting shares amounts)

	June 30, 2018	December 31, 2017
ASSETS
Cash	$1	$1
Total assets	$1	$1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity
Voting shares - unlimited authorized; (7.2 and 6.8 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	$—	$—
Listed Shares - unlimited authorized; (95.5 and 89.8 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	1,824	1,760
Accumulated deficit	(1,798)	(1,732)
Accumulated other comprehensive loss	(25)	(27)
Total liabilities and shareholders’ equity	$1	$1
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited; in millions)

	Listed Shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017	$1,760	$(1,732)	$(27)	$1
Net loss	—	(2)	—	(2)
Share distributions	64	(64)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	2	2
June 30, 2018	$1,824	$(1,798)	$(25)	$1

December 31, 2016	$1,623	$(1,565)	$(57)	$1
Net loss	—	(3)	—	(3)
Share distributions	77	(77)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	3	3
June 30, 2017	$1,700	$(1,645)	$(54)	$1
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

2. CHANGES IN ACCOUNTING POLICIES

There were no significant accounting pronouncements issued during the six months ended June 30, 2018, that had a material impact on our results of operations, financial position or cash flows.

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of June 30, 2018.

The effective income tax rates are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited; in millions except for tax rate amounts)
Loss before income taxes	$(2)	$(2)	$(4)	$(5)
Income tax benefit(1)	1	1	2	2
Effective income tax rate	31.8%	32.0%	31.8%	32.0%
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

5. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

The following table provides summarized financial information of the Partnership:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited; in millions)
Operating revenues	$537	$596	$1,129	$1,201
Operating expenses	297	285	652	621
Operating income	$240	$311	$477	$580
Income from continuing operations	$187	$232	$359	$411
Net income	187	197	359	354
Noncontrolling interests	(92)	(91)	(190)	(159)
Series 1 preferred unit distributions	—	(6)	—	(29)
Accretion of discount on Series 1 preferred units	—	(7)	—	(8)
Net income attributable to Enbridge Energy Partners, L.P.	$95	$93	$169	$158
Net income attributable to the General Partner(1)	(12)	(12)	(24)	(24)
Net income attributable to common units and i-units(2)	$83	$81	$145	$134
_____________________

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.

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

We owned approximately 20.9% and 19.2% of the Partnership at June 30, 2018 and 2017, respectively.

6. SUBSEQUENT EVENTS

Share Distribution
On July 25, 2018, our board of directors declared a share distribution payable on August 14, 2018, to shareholders of record as of August 7, 2018, based on the $0.35 per limited partner unit distribution declared by the Partnership.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our financial statements and the accompanying notes included in Item 1. Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 16, 2018.

RECENT DEVELOPMENTS

ENBRIDGE INC. OFFER TO ACQUIRE LISTED SHARES

On May 18, 2018, we announced that we received a non-binding offer from Enbridge to acquire all of our outstanding Listed Shares not currently beneficially owned by Enbridge (the Proposed Transaction). Under the terms of the Proposed Transaction, our listed shareholders would receive 0.2887 common shares of Enbridge per Listed Share.

Our board of directors has established a special committee of independent directors to review and consider the Proposed Transaction. Any definitive agreement is subject to shareholder approvals of a majority of outstanding Listed Shares held by shareholders unaffiliated with Enbridge and is expected to contain customary closing conditions, including standard regulatory notifications and approvals.

The Proposed Transaction is part of Enbridge's sponsored vehicle restructuring initiative to simplify its corporate structure. On May 17, 2018, Enbridge announced separate all-share proposals to the respective boards of directors of Enbridge's other sponsored vehicles, including the Partnership, Spectra Energy Partners, LP (SEP), and Enbridge Income Fund Holdings Inc. (ENF), to acquire, in separate combination transactions, all of the outstanding equity securities of those sponsored vehicles not beneficially owned by Enbridge.

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At June 30, 2018 and 2017, through our ownership of i-units, we had an approximate 20.9% and 19.2%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and we no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership's underlying hedge contracts. As a result, our net loss for the three and six months ended June 30, 2018, and future losses, will consist of amortization of the remaining accumulated other comprehensive loss.

The following table presents our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited; in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(2)	$(2)	$(4)	$(5)
Loss before income taxes	(2)	(2)	(4)	(5)
Income tax benefit	1	1	2	2
Net loss	$(1)	$(1)	$(2)	$(3)

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

There were no material change in our net loss as there were no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits, respectively.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

There were no material change in our net loss as there were no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the New York Stock Exchange (NYSE) and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At June 30, 2018, our issued capitalization consisted of $1,824 million associated with our 95.5 million Listed Shares outstanding.

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

Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right and obligation, under limited circumstances, to purchase our outstanding shares. On May 18, 2018, we received a non-binding offer from Enbridge to purchase our outstanding shares not beneficially owned by Enbridge. The purchase offer under the Proposed Transaction was not made under the purchase provisions, and as such, none of the purchase provisions are applicable, refer to Recent Developments for further details.

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

SHARE DISTRIBUTIONS

The following table sets forth our distributions, as approved by the board of directors during the six months ended June 30, 2018.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in million, except per unit amounts)
April 27, 2018	May 8, 2018	May 15, 2018	$0.35	$9.45	3.4	3.0	0.4
January 31, 2018	February 7, 2018	February 14, 2018	$0.35	$13.90	2.3	2.0	0.3

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of $64 million and $77 million during the six months ended June 30, 2018 and 2017, respectively.

CHANGES IN ACCOUNTING POLICIES

For further details on the impacts of recently issued and future accounting standards on our financial condition and results of operations, refer to Item 1. Financial Statements – Note 2 - Changes in Accounting Policies.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I – Item 1. Financial Statements – Note 4 - Contingencies, which is incorporated herein by reference.

JUDY MESIROV v. ENBRIDGE ENERGY CO., INC. ET AL.

On July 20, 2015, plaintiff Peter Brinckerhoff (the Plaintiff), individually and as trustee of the Peter R. Brinckerhoff Trust, filed a Verified Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware against the General Partner, Enbridge, Enbridge Energy Partner, LP., Enbridge Pipelines (Alberta Clipper) L.L.C., Enbridge Energy, Limited Partnership, us, and the following individuals: Jeffrey A. Connelly, Rebecca B. Roberts, Dan A. Westbrook, J. Richard Bird, J. Herbert England, C. Gregory Harper, D. Guy Jarvis, Mark A. Maki, and John K. Whelen, (collectively, the Director Defendants). The initial Complaint asserted both class action claims on behalf of holders of the Partnership's Class A Common Units, as well as derivative claims brought on behalf of the Partnership. The Plaintiff’s claims arose out of the January 2, 2015 repurchase by the Partnership of the General Partner’s 66.67% interest in the pipeline that runs from the Canadian international border near Neche, North Dakota to Superior, Wisconsin on the Partnership's Lakehead System (Alberta Clipper Pipeline), known as the 2015 Transaction. First, the Plaintiff alleged that the 2015 Transaction improperly amended without Public Unitholder consent the Sixth Amended and Restated Agreement of Limited Partnership (the LPA) so as to allocate to the Public Unitholders gross income that should have been allocated to the General Partner (the Special Tax Allocation). Second, the Plaintiff alleged that the Partnership paid an unfair price for the General Partner’s 66.67% interest in the Alberta Clipper Pipeline such that the 2015 Transaction breached the LPA because it was not fair and reasonable to the Partnership. The initial Complaint asserted claims for breach of fiduciary duty, breach of the covenant of good faith and fair dealing, breach of residual fiduciary duties, tortious interference, aiding and abetting, and rescission and reformation.

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

On February 28, 2018, Plaintiff filed a Motion for Leave to File a Verified Third Amended Complaint and a Motion to Intervene on behalf of a proposed new plaintiff, Judy Mesirov (subsequently amended). On March 23, 2018, Plaintiff filed a Verified Third Amended Complaint and a Motion for Voluntary Dismissal of Brinckerhoff. On April 3, 2018, all Defendants filed their briefs in support of their motions to dismiss the Third Amended Complaint. Plaintiff Brinckerhoff has now been dismissed as a named Plaintiff. Plaintiff Mesirov filed a Fourth Amended Complaint, which is substantially the same as the Third Amended Complaint except that it substitutes Judy Mesirov in place of Peter Brinckerhoff as the named Plaintiff. The parties have agreed that a ruling on the motions to dismiss the Third Amended Complaint will be binding as to the now-active Fourth Amended Complaint. Oral argument on the motions to dismiss was held on May 30, 2018. The parties are currently in discovery, with trial currently scheduled for the second quarter of 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018, except as described below.

THERE CAN BE NO ASSURANCE THAT THE PROPOSED TRANSACTION BETWEEN US AND ENBRIDGE WILL BE AGREED UPON, APPROVED AND ULTIMATELY CONSUMMATED, AND THE TERMS OF ANY SUCH TRANSACTION MAY DIFFER MATERIALLY FROM THOSE ORIGINALLY PROPOSED BY ENBRIDGE.

On May 17, 2018, Enbridge made a non-binding all-share proposal to our boards of directors (the Board) to acquire, in a combination transaction, all of our Listed Shares not beneficially owned by Enbridge. Under the original proposal, our listed shareholders would receive 0.2887 common shares of Enbridge per Listed Share.

The Proposed Transaction is subject to negotiation. Any definitive agreement with respect to the proposal is subject to approval by the Enbridge board of directors, the Board, and shareholder approvals. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of the Proposed Transaction will be agreed upon by Enbridge and the Board’s special committee for recommendation to their respective boards of directors, for approval of the transaction, or whether any such transactions would be approved by the requisite votes of our shareholders.

We also cannot predict the timing, final structure or other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Enbridge. Any decrease in the market prices of Enbridge’s common shares would result in a corresponding proportional decrease in the value of the Enbridge common shares our shareholders would receive in the event the Proposed Transaction was consummated on the terms proposed by Enbridge. Any changes in the market prices of Enbridge’s common shares or our Listed Shares could affect whether the Proposed Transaction is ultimately approved, or if such approval is granted, the terms on which the Proposed Transaction is approved.

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

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)

Date: August 3, 2018	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)