Form 10-Q
period 2018-09-30
ENBRIDGE ENERGY MANAGEMENT L L C
filed 2018-11-02
CIK 1173911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 98,611,093 Listed Shares outstanding as of October 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. for the quarterly period ended September 30, 2018.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including with respect to the transactions contemplated by the Agreement and Plan of Merger, dated September 17, 2018, by and among by and among Enbridge Energy Management, L.L.C., Enbridge Inc., Winter Acquisition Sub I, Inc., and solely for the purposes of Article I, Section 2.4 and Article X, Enbridge Energy Company, Inc. (the Proposed Merger). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding the consummation of the Proposed Merger, including the timing and expected effects thereof, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership. Many of the factors that will determine these results are beyond the Partnership’s or our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the risk that Enbridge may be unable to obtain governmental, shareholder and regulatory approvals required for the Proposed Merger, whereby Enbridge will acquire all of our outstanding Listed Shares or required governmental, shareholder and regulatory approvals may delay the Proposed Merger or result in the imposition of conditions that could cause the parties to abandon the Proposed Merger; (2) the risk that a condition to closing of the Proposed Merger may not be satisfied; (3) the timing to complete the Proposed Merger; (4) the ability to realize expected cost savings, benefits and any other synergies from the Proposed Merger and the proposed simplification of Enbridge's overall corporate structure may not be fully realized or may take longer to realize than expected; (5) disruption from the Proposed Merger may make it more difficult to maintain relationships with customers, employees or suppliers; (6) the impact and outcome of pending and future litigation, including litigation, if any, relating to the Proposed Merger; (7) the effectiveness of the various actions the Partnership has taken resulting from its strategic review process; (8) changes in the demand for the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (9) the Partnership's ability to successfully complete and finance expansion projects; (10) the effects of competition, in particular, by other pipeline systems; (11) shut-downs or cutbacks at the Partnership's facilities or refineries, petrochemical plants, utilities or other businesses for which the Partnership transports products or to whom the Partnership sells products; (12) hazards and operating risks that may not be covered fully by insurance; (13) any fines, penalties and injunctive relief assessed in connection with any crude oil release; (14) state or federal legislative and regulatory initiatives or actions that affect cost and investment recovery or that have an effect on rate structure, or other changes in or challenges to the Partnership's tariff rates; (15) changes in laws or regulations to which the Partnership is subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (16) permitting at federal, state and local levels or renewals of rights of way.

Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any other party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets. As a result, we do not know when or if any such

i

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF INCOME
(unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Equity loss from investment in Enbridge Energy Partners, L.P.	$(1.9)	$(2.5)	$(6.0)	$(7.5)
Loss before income taxes	(1.9)	(2.5)	(6.0)	(7.5)
Income tax benefit	0.6	0.8	1.9	2.4
Net loss	$(1.3)	$(1.7)	$(4.1)	$(5.1)
Net loss per share, (basic and diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Weighted average shares outstanding	97.1	86.7	93.9	84.8
Distribution paid per share	$0.350	$0.350	$1.050	$1.283
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(1.3)	$(1.7)	$(4.1)	$(5.1)
Equity in other comprehensive income of Enbridge Energy Partners, L.P., net of tax benefit of $0.6, $0.8, $1.9 and $2.4, respectively	1.3	1.7	4.1	5.1
Comprehensive income	$—	$—	$—	$—
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(4.1)	$(5.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment in Enbridge Energy Partners, L.P.	6.0	7.5
Due from affiliates	(0.2)	—
Deferred income tax benefit	(1.9)	(2.4)
Net cash used in operating activities	(0.2)	—

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Net cash provided by financing activities	—	—

Decrease in cash and cash equivalents	(0.2)	—
Cash and cash equivalents at beginning of year	0.8	0.8
Cash and cash equivalents at end of period	$0.6	$0.8
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF FINANCIAL POSITION
(unaudited; in millions, except voting shares amounts)

	September 30, 2018	December 31, 2017
ASSETS
Cash	$0.6	$0.8
Due from affiliates	0.2	—
Total assets	$0.8	$0.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity
Voting shares - unlimited authorized; (7.4 and 6.8 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	$—	$—
Listed Shares - unlimited authorized; (98.6 and 89.8 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	1,857.7	1,760.7
Accumulated deficit	(1,833.5)	(1,732.4)
Accumulated other comprehensive loss	(23.4)	(27.5)
Total liabilities and shareholders’ equity	$0.8	$0.8
_____________________
The accompanying notes are an integral part of these financial statements.

ENBRIDGE ENERGY MANAGEMENT, L.L.C.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited; in millions)

	Listed Shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
December 31, 2017	$1,760.7	$(1,732.4)	$(27.5)	$0.8
Net loss	—	(4.1)	—	(4.1)
Share distributions	97.0	(97.0)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	4.1	4.1
September 30, 2018	$1,857.7	$(1,833.5)	$(23.4)	$0.8

December 31, 2016	$1,622.9	$(1,565.6)	$(56.5)	$0.8
Net loss	—	(5.1)	—	(5.1)
Share distributions	107.1	(107.1)	—	—
Equity in other comprehensive income of Enbridge Energy Partners, L.P.	—	—	5.1	5.1
September 30, 2017	$1,730.0	$(1,677.8)	$(51.4)	$0.8
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

2. CHANGES IN ACCOUNTING POLICIES

There were no significant accounting pronouncements issued during the nine months ended September 30, 2018, that had a material impact on our results of operations, financial position or cash flows.

3. INCOME TAXES

The terms of the i-units provide that the units owned by us will not be allocated income, gain, loss or deductions of the Partnership for tax purposes until such time that we dispose of our investment in the Partnership. As a result, actual realization of any long-term deferred income tax asset or liability would only occur upon liquidation of our investment in the Partnership.

Based on the estimates of our future operating income included in our forecasts, including curing impacts, we have concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we continue to maintain a full valuation allowance on those tax assets as of September 30, 2018.

The effective income tax rates are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited; in millions except for tax rate amounts)
Loss before income taxes	$(1.9)	$(2.5)	$(6.0)	$(7.5)
Income tax benefit(1)	0.6	0.8	1.9	2.4
Effective income tax rate	31.6%	32.0%	31.7%	32.0%
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

5. SUMMARIZED FINANCIAL INFORMATION FOR ENBRIDGE ENERGY PARTNERS, L.P.

The following table provides summarized financial information of the Partnership:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited; in millions)
Operating revenues	$560	$616	$1,689	$1,817
Operating expenses	303	350	955	971
Operating income	$257	$266	$734	$846
Income from continuing operations	$207	$196	$566	$607
Net income	207	196	566	550
Noncontrolling interests	(103)	(103)	(293)	(262)
Series 1 preferred unit distributions	—	—	—	(29)
Accretion of discount on Series 1 preferred units	—	—	—	(8)
Net income attributable to Enbridge Energy Partners, L.P.	$104	$93	$273	$251
Net income attributable to the General Partner(1)	(12)	(11)	(36)	(35)
Net income attributable to common units and i-units(2)	$92	$82	$237	$216
_____________________

(1)	Net income attributable to the General Partner includes net income attributable to the general partner interest as well as to Class F units and Class E units.

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

We owned approximately 21.4% and 19.5% of the Partnership at September 30, 2018 and 2017, respectively.

6. SUBSEQUENT EVENTS

Share Distribution
On October 24, 2018, our board of directors declared a share distribution payable on November 14, 2018, to shareholders of record as of November 7, 2018, based on the $0.35 per limited partner unit distribution declared by the Partnership.

The Partnership’s distribution increases the number of i-units that we own. The amount of this increase is calculated by dividing the cash amount distributed by the Partnership per common unit by the average closing price of one of our Listed Shares on the New York Stock Exchange (NYSE) for the 10 trading day period immediately preceding the ex-dividend date for our shares, multiplied by the number of shares outstanding on the record date. We distribute additional Listed Shares to our shareholders and additional voting shares to the General Partner in respect of these additional i-units.

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

RECENT DEVELOPMENTS

PROPOSED MERGER

On September 18, 2018, we announced our entry into a definitive agreement (the Merger Agreement) with respect to the Proposed Merger pursuant to which a wholly-owned subsidiary of Enbridge will be merged with and into us with us surviving as an indirect wholly-owned subsidiary of Enbridge. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, Enbridge will acquire all of our outstanding Listed Shares not currently beneficially owned by Enbridge in an all stock-for-stock transaction at a ratio of 0.3350 common shares of Enbridge per Listed Share (the Agreed Exchange Ratio), in a taxable transaction to our shareholder. The Agreed Exchange Ratio represents an approximate 16% increase to the exchange ratio of 0.2887 common shares of Enbridge per Listed Share that was initially offered by Enbridge on May 17, 2018. The Proposed Merger is part of Enbridge's sponsored vehicle restructuring initiative to simplify its corporate structure.

The completion of the Proposed Merger is subject to certain and customary closing conditions, including (i) the affirmative vote of a majority of the outstanding Listed Shares (other than the Listed Shares held by Enbridge and its affiliates) (the Shareholder Approval) as of the close of business on November 5, 2018, the record date for determining the shareholders entitled to vote on the Proposed Merger, (ii) the concurrent closing of the merger of Winter Acquisition Sub II, LLC with and into the Partnership, with the Partnership continuing as the sole surviving entity (the Partnership Merger), (iii) the Enbridge common stock issuable in connection with the Proposed Merger having been approved for listing on the NYSE and the Toronto Stock Exchange, subject to official notice of issuance, iv) Enbridge's registration statement on Form S-4 having become effective under the Securities Act of 1933, as amended (the Securities Act). (v) the expiration or termination of any waiting period (and any extension thereof) applicable to the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, and (vi) the absence of any governmental order prohibiting the consummation of the Proposed Merger or the other transactions contemplated thereby. The obligation of each party to the Merger Agreement to consummate the Proposed Merger is also conditioned upon the accuracy of the representations and warranties of the other parties as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers), the performance by the other parties of all obligations under the Merger Agreement at or prior to closing and receipt of an officer’s certificate evidencing the satisfaction of the foregoing.

As a result of the completion of the Proposed Merger, our Listed Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the Shareholder Approval, the Proposed Merger is targeted to close in the fourth quarter of 2018.

RESULTS OF OPERATIONS

The information set forth under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is hereby incorporated by reference, as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of the Partnership.

Our results of operations consist of our share of earnings from the Partnership, attributed to our ownership of the i-units, a special class of limited partner interest in the Partnership. At September 30, 2018 and 2017, through our ownership of i-units, we had an approximate 21.4% and 19.5%, respectively, limited partner voting interest in the Partnership. Our percentage ownership of the Partnership will change over time as the number of i-units we own becomes a different percentage of the total limited partner interests outstanding due to our ownership of additional i-units and other issuances of limited partner interests by the Partnership.

During the first quarter of 2016, our share of losses in the Partnership, driven primarily from curing losses, exceeded the carrying amount of our investment in the Partnership. As a result, we discontinued application of the equity method of accounting when the carrying amount of our investment was reduced to zero and we no longer provide for additional losses as we are not obligated to provide further financial support to the Partnership. Further, we amortize into earnings the remaining accumulated other comprehensive loss on a straight-line basis over the remaining term of the Partnership's underlying hedge contracts. As a result, our net loss for the three and nine months ended September 30, 2018, consist of amortization of the remaining accumulated other comprehensive loss.

The following table presents our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited; in millions)
Equity loss from investment in Enbridge Energy Partners, L.P.	$(1.9)	$(2.5)	$(6.0)	$(7.5)
Loss before income taxes	(1.9)	(2.5)	(6.0)	(7.5)
Income tax benefit	0.6	0.8	1.9	2.4
Net loss	$(1.3)	$(1.7)	$(4.1)	$(5.1)

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

There were no material change in our net loss as there were no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

There were no material change in our net loss as there were no material changes in the amortization of the remaining accumulated other comprehensive income or income tax benefits, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our authorized capital structure consists of two classes of limited liability company interests: (i) our Listed Shares, which are traded on the NYSE and represent limited liability company interests with limited voting rights, and (ii) our voting shares, which represent limited liability company interests with full voting rights and are held solely by the General Partner. At September 30, 2018, our issued capitalization consisted of $1,857.7 million associated with our 98.6 million Listed Shares outstanding.

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

Under the Enbridge purchase provisions, which are a part of our limited liability company agreement, Enbridge has the right and obligation, under limited circumstances, to purchase our outstanding shares. On September 18,

2018, we announced our entry into the Merger Agreement with Enbridge, to acquire all of our outstanding Listed Shares not beneficially owned by Enbridge. The purchase offer under the Proposed Merger was not made under the purchase provisions, and as such, none of the purchase provisions are applicable, refer to Recent Developments for further details.

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

SHARE DISTRIBUTIONS

The following table sets forth our distributions, as approved by the board of directors during the nine months ended September 30, 2018.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit of the Partnership	Average Closing Price of the Listed Shares	Additional i-units Owned	Listed Shares Distributed to Public	Shares Distributed to General Partner
			(in million, except per unit amounts)
July 25, 2018	August 7, 2018	August 14, 2018	$0.35	$10.64	3.2	2.8	0.4
April 27, 2018	May 8, 2018	May 15, 2018	$0.35	$9.45	3.4	3.0	0.4
January 31, 2018	February 7, 2018	February 14, 2018	$0.35	$13.90	2.3	2.0	0.3

We had non-cash operating activities in the form of i-units distributed to us by the Partnership and corresponding non-cash financing activities in the form of share distributions to our shareholders in the amounts of 97.0 million and $107.1 million during the nine months ended September 30, 2018 and 2017, respectively.

CHANGES IN ACCOUNTING POLICIES

There were no significant accounting pronouncements issued during the nine months ended September 30, 2018, that had a material impact on our results of operations, financial position or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part I – Item 1. Financial Statements – Note 4 - Contingencies, address the matters required by this item and are incorporated herein by reference.

JUDY MESIROV v. ENBRIDGE ENERGY CO., INC. ET AL.

On July 20, 2015, plaintiff Peter Brinckerhoff (the Plaintiff), individually and as trustee of the Peter R. Brinckerhoff Trust, filed a Verified Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware against the Enbridge Energy Company Inc., Enbridge, Enbridge Energy Partners, L.P., Enbridge Pipelines (Alberta Clipper) L.L.C., Enbridge Energy, Limited Partnership, us, and the following individuals: Jeffrey A. Connelly, Rebecca B. Roberts, Dan A. Westbrook, J. Richard Bird, J. Herbert England, C. Gregory Harper, D. Guy Jarvis, Mark A. Maki, and John K. Whelen, (collectively, the Director Defendants). The initial Complaint asserted both class action claims on behalf of holders of the Partnership's Class A Common Units, as well as derivative claims brought on behalf of the Partnership. The Plaintiff’s claims arose out of the January 2, 2015 repurchase by the Partnership of the General Partner’s 66.67% interest in the pipeline that runs from the Canadian international border near Neche, North Dakota to Superior, Wisconsin on the Partnership's Lakehead System (Alberta Clipper Pipeline), known as the 2015 Transaction. First, the Plaintiff alleged that the 2015 Transaction improperly amended without Public Unitholder consent the Sixth Amended and Restated Agreement of Limited Partnership (the LPA) so as to allocate to the Public Unitholders gross income that should have been allocated to the General Partner (the Special Tax Allocation). Second, the Plaintiff alleged that the Partnership paid an unfair price for the General Partner’s 66.67% interest in the Alberta Clipper Pipeline such that the 2015 Transaction breached the LPA because it was not fair and reasonable to the Partnership. The initial Complaint asserted claims for breach of fiduciary duty, breach of the covenant of good faith and fair dealing, breach of residual fiduciary duties, tortious interference, aiding and abetting, and rescission and reformation.

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

On February 28, 2018, Plaintiff filed a Motion for Leave to File a Verified Third Amended Complaint and a Motion to Intervene on behalf of a proposed new plaintiff, Judy Mesirov (subsequently amended). On March 23, 2018, Plaintiff filed a Verified Third Amended Complaint and a Motion for Voluntary Dismissal of Brinckerhoff. On April 3, 2018, all Defendants filed their briefs in support of their motions to dismiss the Third Amended Complaint. Plaintiff Brinckerhoff has now been dismissed as a named Plaintiff. Plaintiff Mesirov filed a Fourth Amended Complaint, which is substantially the same as the Third Amended Complaint except that it substitutes Judy Mesirov in place of Peter Brinckerhoff as the named Plaintiff. On August 29, 2018, the Court granted in part and denied in part Defendants’ Motions to Dismiss the Third (now Fourth) Amended Complaint. All direct claims have now been dismissed, and only derivative claims for breach of contract (including equitable remedies of rescission or reformation) against Enbridge Energy Company Inc and aiding and abetting a breach of contract against Simmons remain in the Fourth Amended Complaint.  On September 28, 2018, Plaintiff filed a Fifth Amended Complaint, adding Enbridge and the Director Defendants as defendants to the derivative claims.

On September 18, 2018, Enbridge announced that it (on behalf of itself and certain of its wholly owned U.S. subsidiaries) had entered into definitive merger agreements with us, under which Enbridge would, subject to certain approvals of shareholders and other conditions, acquire all of our Listed Shares (other than those held by Enbridge and its wholly owned subsidiaries). If the Proposed Merger transaction to buy-in Enbridge Energy Partnership, L.P. closes and Enbridge acquires all of the outstanding Class A common units of Enbridge Energy Partnership, L.P., Plaintiff will lose standing to continue her derivative claims on behalf of Enbridge Energy Partners, L.P., and Enbridge will become the owner of such derivative claims. Trial is currently scheduled for the second quarter of 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018, except as described below.

THE PROPOSED MERGER IS SUBJECT TO CONDITIONS, INCLUDING SOME CONDITIONS THAT MAY NOT BE SATISFIED ON A TIMELY BASIS, IF AT ALL. FAILURE TO COMPLETE THE PROPOSED MERGER, OR SIGNIFICANT DELAYS IN COMPLETING THE PROPOSED MERGER, COULD NEGATIVELY AFFECT THE PARTNERSHIP'S BUSINESS AND FINANCIAL RESULTS AND THE TRADING PRICES OF OUR LISTED SHARES.

The completion of the Proposed Merger is not assured and is subject to risks, including the risk the Shareholder Approval is not obtained and the risks associated with the closing of the Partnership Merger. Further, the Proposed Merger may not be completed even if the Shareholder Approval is obtained. The Merger Agreement contains conditions, some of which are beyond our control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Proposed Merger not occurring. In particular, the Proposed Merger is subject to the concurrent closing of the Partnership Merger, which itself is subject to the satisfaction of certain closing conditions, including (i) the receipt of approval of holders of 66 2/3% of the outstanding limited partner units of the Partnership entitled to vote on such matter and (ii) the receipt of approval of a majority of the outstanding Class A common units (other than such units held by Enbridge and its affiliates) and the outstanding i-units of the Partnership held by us (other than such units voted at the direction of Enbridge and its affiliates) entitled to vote on such matter, voting as a single class. As a result, the Proposed Merger is subject to risks affecting the Partnership Merger, which are further described in the Partnership’s quarterly report on Form 10-Q, filed with the SEC as of November 1, 2018. Further information regarding the Partnership Merger can be found in Partnership’s current report on Form 8-K, filed with the SEC as of September 17, 2018.

If the Proposed Merger is not completed, or if there are significant delays in completing the Proposed Merger, Enbridge's and the Partnership's future business and financial results and the trading price of our Listed Shares could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for expenses to one another under the terms and conditions of the Merger Agreement; and

•	there may be negative reactions from the financial markets due to the fact that current prices of our Listed Shares may reflect a market assumption that the Proposed Merger will be completed.

BECAUSE THE EXCHANGE RATIO IS FIXED AND BECAUSE THE MARKET PRICE OF ENBRIDGE COMMON SHARES WILL FLUCTUATE PRIOR TO THE COMPLETION OF THE PROPOSED MERGER, OUR SHAREHOLDERS CANNOT BE SURE OF THE MARKET VALUE OF THE ENBRIDGE COMMON SHARES THEY WILL RECEIVE AS MERGER CONSIDERATION RELATIVE TO THE VALUE OF OUR LISTED SHARES THEY EXCHANGE.

The market value of the consideration that our unitholders will receive in the Proposed Merger will depend on the trading price of Enbridge common shares at the closing of the Proposed Merger. The exchange ratio that determines the number of Enbridge common shares that our shareholders will received in the Proposed Merger is fixed at 0.3350 common shares of Enbridge per Listed Share. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of Enbridge common shares that our shareholders will receive based on any decreases or increases in the trading price of Enbridge common shares. Share price changes may result from a variety of factors (many of which are beyond Enbridge’s and our control), including:

•	changes in Enbridge's or the Partnership's business, operations and prospects;

•	changes in market assessments of Enbridge's or the Partnership's business, operations and prospects;

•	changes in market assessments of the likelihood that the Proposed Merger will be completed;

•	interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of Enbridge common shares or our Listed Shares; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Enbridge and the Partnership operate.

If the price of Enbridge common shares at the closing of the Proposed Merger is less than the price of Enbridge common shares on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.

WHEN OUR SHAREHOLDERS RECEIVE THE MERGER CONSIDERATION DEPENDS ON THE COMPLETION DATE OF THE PROPOSED MERGER, WHICH IS UNCERTAIN.

Completing the Proposed Merger is subject to several conditions, not all of which are controllable by us. Accordingly, the date on which our shareholders will receive merger consideration depends on the completion date of the Proposed Merger, which is uncertain and subject to several other closing conditions.

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
2.1
Agreement and Plan of Merger, dated as of September 17, 2018, by and among Enbridge Energy Management, L.L.C., Enbridge Inc., Winter Acquisition Sub I, Inc., and solely for the purposes of Article I, Section 2.4 and Article X, Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 19, 2018)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Enbridge Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enbridge Energy Management, L.L.C. (Registrant)

Date: November 1, 2018	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)